Form 10QSB
period 2002-09-30
DELTA OIL & GAS INC
filed 2002-12-12
CIK 1166847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  transition  period                   to


          Commission  File  Number          333-82636
                                            ---------

                              DELTA OIL & GAS, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Colorado                                     91-2102350
-------------------------------              ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation  or  organization)

1122  6th  Avenue  North
Seattle,  Washington                         98109
------------------------------------------   ---------
(Address of principal executive offices)     (Zip Code)

Issuer's  telephone  number,
  including  area  code:                     206-285-7576
                                             ------------

                           Not  Applicable
                           ---------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [  X  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,508,500 Shares of Common Stock outstanding as of September 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------
                             SEPTEMBER 30     DECEMBER 31
                                    2002        2001
------------------------------------------------------------
ASSETS
Current
  Cash                           $     217   $   1,076
                                 ----------------------

Oil And Gas Properties, at
 cost based on full
 cost accounting
  Proved oil and gas properties    102,346     100,115
  Less:  Accumulated depletion     (97,300)    (80,418)
                                 ----------------------
                                     5,046      19,697
                                 ----------------------
Other Equipment
  Computer equipment                 1,741       1,741
  Less:  Accumulated depreciation     (696)       (261)
                                 ----------------------
                                     1,045       1,480
                                 ----------------------
                                 $   6,308   $  22,253
=======================================================


LIABILITIES
Current
  Accounts payable               $  16,180   $  24,431
  Advances payable                  57,411      27,503
  Due to related party              19,864      19,145
                                 ----------------------
                                    93,455      71,079
Promissory Note Payable             32,465      30,956
                                 ----------------------
                                   125,920     102,035
                                 ----------------------

STOCKHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  100,000,000 common shares,
   par value $0.001 per share
  25,000,000 preferred shares,
   par value $0.001 per share

 Issued and outstanding:
  7,508,500 common shares            7,509       7,509

Additional paid-in capital          97,116      97,116

Deficit Accumulated During
The Development Stage             (224,237)   (184,407)
                                 ----------------------
                                  (119,612)    (79,782)
                                 ----------------------
                                 $   6,308   $  22,253
=======================================================



   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                                            INCEPTION
                                                                            JANUARY 9
                            THREE MONTHS ENDED         NINE MONTHS ENDED     2001 TO
                                SEPTEMBER 30              SEPTEMBER 30     SEPTEMBER 30
                            2002         2001         2002         2001       2002
--------------------------------------------------------------------------------------

Revenue
  Oil and gas sales      $    3,886   $    4,665   $    9,388   $   43,361   $  56,699
                         --------------------------------------------------------------
Costs And Expenses
  Gas operating expenses      1,416        1,368        4,033       10,338      16,762
  General and
   administration            10,432       16,209       17,870       27,723      47,490
  Depreciation and
   depletion                  1,473        5,048        4,002       23,203      32,491
  Impairment of oil
   and gas properties             -        7,264       13,313       53,869      65,503
  Dry well costs
   written off                    -            -       10,000            -     118,690
                         --------------------------------------------------------------
                             13,321       29,889       49,218      115,133     280,936
                         --------------------------------------------------------------
Net Loss For
 The Period                  (9,435)     (25,224)     (39,830)     (71,772)  $(224,237)
                                                                             ==========
Deficit,
 Beginning Of Period       (214,802)     (46,548)    (184,407)           -
                         --------------------------------------------------
Deficit,
 End Of Period           $ (224,237)  $  (71,772)  $ (224,237)  $  (71,772)
===========================================================================
Basic And Diluted
 Loss Per Share          $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
===========================================================================
Weighted Average Number
 Of Outstanding Shares    7,508,500    6,427,731    7,508,500    6,427,731
===========================================================================





   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



-------------------------------------------------------------------------------------
                                                                          INCEPTION
                                                                          JANUARY 9
                               THREE MONTHS ENDED    NINE MONTHS ENDED     2001 TO
                                  SEPTEMBER 30         SEPTEMBER 30     SEPTEMBER 30
                                2002      2001       2002        2001       2002
-------------------------------------------------------------------------------------

Cash Flows From
 Operating Activities
  Net loss                    $(9,435)  $(25,224)  $(39,830)  $ (71,772)  $(224,237)

Adjustments To Reconcile Net
 Loss To Net
 Cash From
 Operating Activities
  Depreciation and depletion    1,475      5,048      4,004      23,203      32,493
  Impairment of oil
   and gas properties               -      7,264     13,313      53,869      65,503
  Dry well costs
   written off                      -          -     10,000           -     118,690

  Change in operating
   assets and liabilities:
    Accounts receivable             -      4,044          -           -           -
    Accounts payable            1,046     21,007     (8,251)     24,806      16,180
                               ------------------------------------------------------

Net Cash From
 Operating Activities          (6,914)    12,139    (20,764)     30,106       8,629
                               ------------------------------------------------------

Cash Flows From
 Investing Activities
  Purchase of oil
   and gas properties               -    (72,430)   (12,231)   (182,430)   (221,036)
  Purchase of other
   equipment                        -          -          -      (1,741)     (1,741)
                               ------------------------------------------------------

Net Cash From
 Investing Activities               -    (72,430)   (12,231)   (184,171)   (222,777)
                               ------------------------------------------------------

Cash Flows From
 Financing Activities
  Issue of common stock             -          -          -     104,625     104,625
  Advance from related
   party                          303     18,500        719      18,500      19,864
  Advances payable              6,054          -     29,908           -      57,411
  Promissory note                 503     31,262      1,509      31,262      32,465
                               ------------------------------------------------------

  Net Cash From
  Financing Activities          6,860     49,762     32,136     154,387     214,365
                               ------------------------------------------------------

Increase
 (Decrease) In Cash               (54)   (10,529)      (859)        322         217

Cash,
 Beginning Of Period              271     10,851      1,076           -           -
                               ------------------------------------------------------

Cash,
 End Of Period                $   217   $    322   $    217   $     322   $     217
=====================================================================================






   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                             COMMON STOCK           DEFICIT
                     ------------------------------ ACCUMULATED
                     NUMBER OF         ADDITIONAL   DURING THE
                     COMMON     PAR    PAID-IN      DEVELOPMENT
                     SHARES    VALUE   CAPITAL      STAGE      TOTAL
                    ----------------------------------------------------
Shares issued for
 cash at $0.001      2,500,000  $2,500  $      -  $       -   $   2,500

Shares issued for
 cash at $0.02       5,000,000   5,000    95,000          -     100,000

Shares issued for
 cash at $0.25           8,500       9     2,116          -       2,125

Net loss for
 the period                  -       -         -   (184,407)   (184,407)
                    ----------------------------------------------------
Balance,
 December 31, 2001   7,508,500   7,509    97,116   (184,407)    (79,782)

Net loss for
 the period                  -       -         -    (39,830)    (39,830)
                    ----------------------------------------------------

Balance,
 September 30, 2002  7,508,500  $7,509  $ 97,116  $(224,237)  $(119,612)
                    ====================================================





   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


2.     ORGANIZATION  AND  BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Delta's entry into the natural gas and oil business began on February 8, 2001.

The  Company  was  incorporated  as  a  Colorado corporation on January 9, 2001.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $47,311. During the year we incurred costs and expenses of $231,718. Of these costs and expenses, $42,349 were operational and administrative type expenses and $189,368 were costs and expenses associated with depletion, impairment of properties and the like..

Nine  Month  Period  Ended  September  30,  2002

For the nine month period ended September 30, 2002, we earned revenues of $9,388. These revenues were down considerably when compared to revenues for the nine months ended September 30, 2001. The decrease came as a result of lower gas production from the only producing property in which the Company has an interest at the present time.

Liquidity  and  Capital  Resources

At September 30, 2002, we had cash on hand totalling $217. Accordingly the Company is in need of immediate cash in order to sustain operations. Our tight cash position is a result of decreased production from the Company's only producing property and from the fact that our recent drilling project in which we had a 2.5% participating interest turned out to be a dry hole earlier in the year. We will need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.


FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Pamela Starek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART  II  -  OTHER  INFORMATION


Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.


Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------
Exhibit
Number     Description of Exhibit
--------  ----------------------------------------------------------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA  OIL  &  GAS,  INC.

Date:   December  12,  2002



By:     /s/ Pamela Starek
        --------------------------
        Pamela Starek
        President
        Principal  Executive  Officer
        Principal  Accounting  Officer

                                 CERTIFICATIONS

I,  Pamela  Starek,  certify  that;

(1) I have reviewed this quarterly report on Form10-QSB of Delta Oil & Gas, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December  12,  2002        /s/ Pamela  Starek
                                   ___________________________________
                                   Pamela  Starek
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer