Form 10KSB
period 2002-12-31
DELTA OIL & GAS INC
filed 2003-04-15
CIK 1166847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2002
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  333-82636
                       ---------


                              DELTA OIL & GAS, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                    91 - 2102350
-----------------------------------                 ----------------
(State  or  other  jurisdiction  of                 (I.R.S. Employer
incorporation  or  organization)                    Identification Number)

1122 6th  Avenue North
Seattle, Washington                                  98109
----------------------------------                  -------
(Address of principal executive offices)            (Zip  Code)

Registrant's  telephone  number,  including  area  code:     (206)  285-7576
                                                             ----------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  for  2002  were  $13,382.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 15, 2003 is $ 1,252,125.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2003 is 7,508,500.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

Item 1.      Description of Business

Introduction

Delta Oil & Gas and Gas is engaged in the exploration, development, acquisition and operation of oil and gas properties. Because oil and gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the oil and gas industry through the purchase of small interests in either producing wells or oil and gas exploration and development projects. To date we have acquired working interests in two such projects, the Liberty Valance well and the Coalinga Prospect.

Liberty  Valance  Well

On February 7, 2001, we acquired an 8.9% working interest in a producing gas well styled the Liberty Valance RD1 Gas Unit ("Liberty Valance" or the "well"). The well is located in the Rancho Capay Gas Field in Glenn County, California. Our interest was acquired by us at a cost of $90,000.

The well is operated by Production Specialties Company (the "operator") pursuant to an Operating Agreement dated December 29, 2000. Under the Operating Agreement, Delta Oil & Gas and Gas is considered a non-operator. The operator markets each non-operator's share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues. Through December 31, 2002, we have received production revenues totaling approximately $60,000 from our working interest in Liberty Valance.

Delta Oil and Gas retained Mark E. Andersen, P.E. to prepare a reserve report on the Liberty Valance Well. Mr. Andersen's valuation estimate of Delta Oil and Gas's interest in the well as of December 31, 2001, totaled $19,697 for the projected life of the well assuming a 10% discount factor. In his valuation estimate as of December 31, 2002, the value of the well totaled $6,862 for the remaining projected life of the well. The Liberty Valance Well is the only working well in which Delta Oil and Gas has a working interest at the present time. Its estimated pool size is 50 acres.

Coalinga  Prospect

On July 5, 2001, we acquired for consideration of $50,000, the right to participate to the extent of a 2.5% working interest in the Coalinga Prospect in Fresno County, California. The Coalinga Prospect is approximately 5,000 acres in oil and gas leases and 16 square miles of 3-D seismic data. The Coalinga Prospect is located less than one mile southeast of the East Coalinga Extension which has so far produced 503,000,000 barrels of oil and less than one mile northwest of the Kettleman Hills Field which has so far produced 458,000,000 barrels of oil. We note, however, that we have no entitlement to the East Coalinga Extension or the Kettleman Hills Field and the proximity of our interest to theirs does not assure we will experience similar recoveries.

To date, $2,000,000 has been spent on the land including the 3-D seismic survey shot in 1997. This was paid by the partners in the Coalinga Prospect. Some of the $50,000 consideration paid for our 2.5% interest on July 5, 2001, compensated our predessessors in interest for shared development cost attributed to the 2.5% interest paid through that date. Since July 5, 2001, we have paid $108,690 toward development of the Coalinga Prospect.

Seismic data indicate structural and stratigraphic traps are found along the northwesterly trending anticline. Also, high amplitude seismic reflectors observed may indicate gas saturation. Four-way closure can be observed within the prospect area. These structures have defined two separate prospective fields within the prospect area. The presence of traps, however, does not give any assurance hydrocarbons were available for accumulation. Further, seismic indications of hydrocarbon saturation are generally not reliable indicators of productive reservoir rock. High readings in resistivity logs can indicate low permeability and productivity and well log indications of hydrocarbon saturation do not assure productivity. The first prospect was tested with a 12,000 foot well known as Olympic Coalinga No. 1. Even though certain intervals encountered totaling 49 feet returned excellent resistivity, the well was dry and is capped. We are obligated to contribute 2.5% of all drilling costs in the Coalinga Prospect in order to share in any recovery. We expended $108,690 on Olympic Coalinga No. 1 which was a dry hole. No drilling in the Coalinga Prospect is taking place at the present time. Accordingly, the entirety of the Coalinga Prospect at the present time is undeveloped acreage consisting of 8,360 acres of which our interest is 2.5%.

Producing  Wells  and  Acreage

The following tables set forth information with respect to Delta Oil and Gas' producing well and acreage as of December 31, 2002.

                                   Producing Wells
                                   ---------------
                                 Oil               Gas
-----------------------------------------------------------
                           Gross     Net     Gross     Net
-----------------------------------------------------------
Glenn County, California     -0-     -0-         1    .089
-----------------------------------------------------------
Fresno County, California    -0-     -0-       -0-     -0-
-----------------------------------------------------------
Total                        -0-     -0-        1     .089
-----------------------------------------------------------

                                       Acreage
                                       -------
                              Producing     Undeveloped
                              ---------     -----------
                           Gross     Net     Gross     Net
-----------------------------------------------------------------------
Glenn County, California       *       *       -0-     -0-
-----------------------------------------------------------------------
Fresno County, California     -0-     -0-    8,360     209
-----------------------------------------------------------------------
Total                          *       *     8,360     209
-----------------------------------------------------------------------

* Even though we own an interest in a producing gas well in Glenn County, California, acreage is not typically assigned to a particular well in that state. However, it is estimated that the pool size of the well is 50 acres.


Drilling  Activities

Information concerning the number of gross and net wells drilled by Delta Oil and Gas during 2002, is as follows:

                                    Gross     Net
-----------------------------------------------------------------------
Wells drilled (productive)         -0-        -0-
-----------------------------------------------------------------------
Dry holes drilled (exploratory)     1        .025
-----------------------------------------------------------------------
Total                               1        .025
-----------------------------------------------------------------------

Financing

To date we have financed our acquisitions either through the sale of equity capital or by borrowing needed funds. Since our incorporation we have raised a total of $104,500 through the placement of our equity capital. It was through the use of these funds that we were able to acquire our interest in the Liberty Valance well. On February 4, 2001, we borrowed $30,000 at an annual interest rate of 6.5%. This loan together with the operating revenues from the Liberty Valance well enabled us to purchase our interest in the Coalinga Prospect.

To continue to pursue our business plan and acquire additional interests in oil and gas projects, we will need additional funding from:
-    Private  or  public  distributions  of  our  equity  capital;
-    Borrowings;  and/or
-    Operating  revenues  from  working  interests  already  owned.

Funding from any or all of these sources will have to be sufficient to meet our day to day operational needs and then, in addition, supply necessary capital for new acquisitions. There is no guarantee that required capital will be available to us for these purposes.

Marketing  of  Production

Each oil and/or gas property that we now own, or will own, a percentage interest in will have an operator who will be responsible for marketing production. However, the Liberty-Valance well and the Coalinga Prospect are subject to contractual restrictions that require that non-operators such as Delta Oil & Gas consent to the terms and conditions of any sales contract before it is entered into.

Any non-operator who chooses to do so may negotiate and enter into a sales contract with third parties for the sale of its share of oil and/or gas.

Competition

The oil and gas industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

Government  Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to Delta Oil & Gas at the present time in connection with compliance with environmental laws. Costs, however, could occur at any time through industrial accident or in connection with a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.



Item 2.  Description  of  Property

We do not lease or own any real property. We maintain our corporate office at 1122 6th Avenue North, Seattle, Washington 98109. This office space is an office sharing arrangement being provided as an accommodation to us where we can receive mail and perform other minimal corporate functions. As our business operations grow, it will be necessary for us to seek appropriate individual office space. Management believes suitable office space will be available when it is needed.

Item 3.  Legal  Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

Market Information

     There is no public trading market for the common stock of Delta Oil & Gas. There are outstanding 7,508,500 shares as of December 31, 2002. There is a current registration statement in effect which registers the resale of 5,008,500 common shares that are currently issued and outstanding. The remaining shareholder is also be able to sell her shares totaling 2,500,000 by meeting the resale requirements for an affiliate pursuant to Rule 144.

Since its inception, no dividends have been paid on Delta Oil & Gas common stock. Delta Oil & Gas intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2002, there were 32 shareholders of record holding Delta Oil & Gas common stock.

Recent  Sales  of  Unregistered  Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation SB, except for the following:

We issued 2,500,000 shares of common stock on January 18, 2001 to Pamela Starek. Pamela Starek is our director and our president. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act") at a price of $0.001 per share, for total proceeds of $2,500. The
2,500,000 shares of common stock are restricted shares as defined in the Securities Act.

We completed a private placement of 5,000,000 shares of our common stock pursuant to Regulation S of the 1933 Act on March 1, 2001. All shares were issued at a price of $0.02 per share. We received proceeds of $100,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We completed a private placement of 8,500 shares of our common stock pursuant to Regulation S of the 1933 Act on July 31, 2001. All shares were issued at a price of $0.25 per share. We received proceeds of $2,125 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $47,311. During the year we incurred costs and expenses of $231,718. Of these costs and expenses, $42,349 were operational and administrative type expenses and $189,368 were costs and expenses associated with depletion, impairment of properties and the like..

Calendar Year Ended December 31,  2002

For the year ended December 31, 2002, we earned revenues of $13,382. These revenues were down considerably when compared to revenues for the year ended December 31, 2001. The decrease came as a result of lower gas production from the only producing property in which the Company has an interest at the present time.

Liquidity  and  Capital  Resources

At December 31, 2002, we had cash on hand totaling $1,005. Accordingly the Company is in need of immediate cash in order to sustain operations. Our tight cash position is a result of decreased production from the Company's only producing property and from the fact that our recent drilling project in which we had a 2.5% participating interest turned out to be a dry hole during 2002. We will need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.

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


Item 7.  Financial  Statements

                        Index to the Financial Statements
                    As of December 31, 2002 and 2001 and for
         For Each of the Two Years in the Period Ended December 31, 2002



Report  of  Independent  Auditors                                          F-1

Balance  Sheets,  December  31,  2002  and  2001                           F-2

Statement  of  Operations                                                  F-3

Statement  of  Cash Flows                                                  F-4

Statement  of  Changes in Stockholders Equity (Deficiency)                 F-5

Notes  to  the  Financial  Statements                                      F-6

                       DELTA OIL & GAS, INC.
                  (A Development Stage Company)


                       FINANCIAL STATEMENTS


                   DECEMBER 31, 2002 AND 2001
                    (Stated in U.S. Dollars)

                                                 MORGAN & COMPANY
                                            CHARTERED ACCOUNTANTS

                       AUDITORS' REPORT




To the Board of Directors and the Stockholders of Delta Oil & Gas, Inc.
(A development stage company)


We have audited the balance sheets of Delta Oil & Gas, Inc. (a development stage company) as at December 31, 2002 and 2001, and the statements of operations, cash flows, and changes in stockholders equity for the year ended December 31, 2002, and for the period from inception, January 9, 2001, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well was evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows, and changes in stockholders equity for the year ended December 31, 2002, and for the period from inception, January 9, 2001, to December 31, 2001, in accordance with United States generally accepted accounting principles.

These financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $247,167 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                          "Morgan & Company"

March 25, 2003	                         Chartered Accountants


Tel 604.687.5841     Member of     P.O. Box 100007 Pacific Centre
Fax 604.687.0075       ACPA    Suite 1488-700 West Gerogia Street
www.morgan-cas.com   International     Vancouver, B.C. V7Y 1A1

                       DELTA OIL & GAS, INC.
                   (A Development Stage Company)

                         BALANCE SHEETS
                    (Stated in U.S. Dollars)

----------------------------------------------------------------
                                              DECEMBER 31
                                        2002            2001
----------------------------------------------------------------
ASSETS
Current
  Cash                               $   1,005        $    1,076
                                    ----------------------------
Oil And Gas Properties, at cost
  based on full cost accounting
  (Note 4)
   Proved oil and gas properties       102,346           100,115
   Less:  Accumulated depletion        (97,900)          (80,418)
                                    -----------------------------
                                         4,446            19,697
                                    -----------------------------

Other Equipment
  Computer equipment                     1,741             1,741
  Less:  Accumulated depreciation       (1,253)             (261)
                                    -----------------------------
                                           488             1,480
                                    -----------------------------
                                     $   5,939        $   22,253

LIABILITIES
Current
  Accounts payable                   $  24,474        $  24,431
  Advances payable (Note 5)             70,872           27,503
  Due to related party (Note 8)         20,167           19,145
                                    ----------------------------
                                       115,513           71,079
Promissory Note Payable (Note 6)        32,968           30,956
                                    ----------------------------
                                       148,481          102,035
                                    ----------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 common shares,
      par value $0.001 per share
    25,000,000 preferred shares,
      par value $0.001 per share

  Issued and outstanding:
    7,508,500 common shares (2001 -
      7,508,500 common shares)           7,509           7,509

  Additional paid-in capital            97,116          97,116


Deficit Accumulated During
  The Development Stage               (247,167)       (184,407)
                                    ---------------------------
                                      (142,542)        (79,782)
                                    ---------------------------
                                     $   5,939        $ 22,253
===============================================================


The accompanying notes are an integral part of these financial statements.

                         DELTA OIL & GAS, INC.
                     (A Development Stage Company)

                       STATEMENT OF OPERATIONS
                       (Stated in U.S. Dollars)
-----------------------------------------------------------------------------
                                                                 PERIOD FROM
                                                                  INCEPTION
                                                                  JANUARY 9
                                          YEARS ENDED              2001 TO
                                          DECEMBER 31            DECEMBER 31
                                       2002          2001           2002
-----------------------------------------------------------------------------
Revenue
  Oil and gas sales                 $   13,382     $   47,311     $   60,693
                                   ------------------------------------------
Costs And Expenses
  Gas operating expenses                 5,776         12,729         18,505
  General and administration            41,892         29,620         71,512
  Depreciation and depletion             5,161         28,489         33,650
  Impairment of oil and gas
    Properties                          13,313         52,190         65,503
  Dry well costs written off            10,000        108,690        118,690
                                   ------------------------------------------
                                        76,142        231,718        307,860
                                   ------------------------------------------
Net Loss                            $  (62,760)    $ (184,407)    $ (247,167)
=============================================================================

Basic And Diluted Net Loss Per
  Share                             $    (0.01)    $    (0.03)
==============================================================

Weighted Average Number Of
  Outstanding Shares                 7,508,500      6,707,031
==============================================================

  The accompanying notes are an integral part of these financial statements.

                           DELTA OIL & GAS, INC.
                       (A Development Stage Company)

                          STATEMENT OF CASH FLOWS
                          (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                 PERIOD FROM
                                                                  INCEPTION
                                                                  JANUARY 9
                                           YEARS ENDED             2001 TO
                                           DECEMBER 31           DECEMBER 31
                                        2002        2001             2002
-----------------------------------------------------------------------------

Cash Flows From Operating
 Activities
  Net loss                         $  (62,760)    $ (184,407)    $ (247,167)
Adjustments To Reconcile Net
 Loss To Net Cash From Operating
  Activities
   Depreciation and depletion           5,161         28,489         33,650
   Impairment of oil and gas
    Properties                         13,313         52,190         65,503
   Dry well costs written off          10,000        108,690        118,690

   Change in operating assets and
    liabilities:
     Accounts payable                      43         24,431         24,474

                                   ------------------------------------------
Net Cash From Operating
 Activities                           (34,243)        29,393         (4,850)
                                   ------------------------------------------

Cash Flows From Investing
 Activities
  Purchase of oil and gas
   Properties                         (12,231)      (208,805)      (221,036)
  Purchase of other equipment            -            (1,741)        (1,741)
                                   ------------------------------------------
Net Cash From Investing
 Activities                           (12,231)      (210,546)      (222,777)
                                   ------------------------------------------

Cash Flows From Financing
 Activities
  Issue of common stock                  -           104,625        104,625
  Advance from related party            1,022         19,145         20,167
  Advances payable                     43,369         27,503         70,872
  Promissory note                       2,012         30,956         32,968
                                   ------------------------------------------
Net Cash From Financing
 Activities                            46,403        182,229        228,632

                                   ------------------------------------------

Increase (Decrease) In Cash               (71)         1,076          1,005

Cash, Beginning Of Year                 1,076           -              -
                                   ------------------------------------------

Cash, End Of Year                  $    1,005     $    1,076     $    1,005
=============================================================================

  The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                               DECEMBER 31, 2002
                            (Stated in U.S. Dollars)




                             COMMON STOCK           DEFICIT
                     ------------------------------ ACCUMULATED
                     NUMBER OF         ADDITIONAL   DURING THE
                     COMMON     PAR    PAID-IN      DEVELOPMENT
                     SHARES    VALUE   CAPITAL      STAGE      TOTAL
                    ----------------------------------------------------
Shares issued for
 cash at $0.001      2,500,000  $2,500  $      -  $       -   $   2,500

Shares issued for
 cash at $0.02       5,000,000   5,000    95,000          -     100,000

Shares issued for
 cash at $0.25           8,500       9     2,116          -       2,125

Net loss for
 the year                    -       -         -   (184,407)   (184,407)
                    ----------------------------------------------------
Balance,
 December 31, 2001   7,508,500   7,509    97,116   (184,407)    (79,782)

Net loss for
 the year                    -       -         -    (62,760)    (62,760)
                    ----------------------------------------------------


Balance,
 December 31, 2002  7,508,500  $7,509  $ 97,116  $(247,167)  $(142,542)
                    ====================================================



The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

1.	OPERATIONS

a)	Organization

The Company was incorporated as a Colorado corporation on January 9, 2001.

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United
States. The Company's entry into the natural gas and oil business began on February 8, 2001.

b)	Development Stage Activities

The Company is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States. Since January 9, 2001, the Company has acquired an 8.9% working interest in a well which commenced production in February 2001.

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

1.	OPERATIONS

c)	Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $247,167 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom (see
"Supplemental Oil and Gas Disclosures").

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Oil and Gas Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange
Commission ("SEC"). Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.
The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

c)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

d)	Revenue Recognition

The Company recognizes oil and gas sales upon delivery to the purchaser.

e)	Other Equipment

Computer equipment is stated at cost. Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

f)	Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Oil and Gas Properties.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

h)	Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

i)	Financial Instruments

The Company's financial instruments consist of cash, accounts payable, advances payable, and amounts due to related parties.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

j)	Stock Based Compensation

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)


3.	OIL AND GAS PROPERTIES

i)	On February 7, 2001, the Company acquired an 8.9%
working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

ii)	On July 5, 2001, the Company acquired a 2.5% working
interest in certain oil and gas leases located in California at a cost of $50,000, $20,000 of which has been paid and $30,000 is payable on January 4, 2004, together with accrued interest at 6.5% (Note 6).

During the year ended December 31, 2002, the well was plugged and abandoned, and the Company charged $10,000 (2001
- $108,690) to the statement of operations.


4.	ADVANCES PAYABLE

Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum. Advances payable include $20,167
(2001 - $19,145) due to a director.


5.	PROMISSORY NOTE PAYABLE

                                                             2002     2001
                                                          -------------------

Unsecured loan, repayable January 4, 2004,together
 with accrued interest at a rate of 6.5%                   $ 32,968 $ 32,968
                                                          ===================

6.	INCOME TAX

The Company has provided a full valuation allowance of approximately $68,000 on the deferred tax asset because of the uncertainty of realizability. The Company has net operating loss carryforwards totaling approximately $181,000 that expire as follows:

                          2021    $ 132,000
                          2022    $  49,000

7.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, $3,398 (2001 - $Nil) was paid to a director as administration fees. As at December
31, 2002, accounts payable include $3,756 (2001 - $Nil) due to the director.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

The following disclosures provide unaudited information required by SFAS No. 69 - "Disclosures About Oil and Gas Producing
Activities".

Capitalized Costs Incurred

Capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below:

                                                          2002       2001
                                                       ----------------------

Property acquisition costs
  Proved                                                $  90,000  $  90,000
Exploration costs                                            -          -
Development costs                                          12,346     10,115
                                                       ----------------------
Total costs incurred                                    $ 102,346  $ 100,115
                                                       ======================
Natural Gas and Oil Reserves

Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that reasonably can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved natural gas and oil reserve quantities at December 31, 2002 and 2001, and the related discounted future net cash flows before income taxes are based on estimates prepared by Mark Anderson, P.E., independent consulting engineer. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited) (Continued)

Natural Gas and Oil Reserves (Continued)

The Company's net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the continental United
States, are summarized below:

                                                                     NATURAL
                                                                       GAS
                                                                    ---------
                                                                      (MCF)

Reserves, January 1, 2001                                             20,781

Production                                                            (5,859)
                                                                    ---------

Reserves, December 31, 2001                                           14,922

Extensions and revisions                                              (6,289)
Production                                                            (4,787)
                                                                    ---------

Reserves, December 31, 2002                                            3,846
                                                                    =========

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved natural gas and oil reserves is shown below:

                                                          2002       2001
                                                       ----------------------

Future cash flows                                       $  15,153  $  37,752
Future operating expenses                                   8,931     14,743
                                                       ----------------------


Future net cash flows                                       6,222     23,009
10% annual discount for estimated timing of
  cash flows                                                 (640)     3,312
                                                       ----------------------
Standardized measure of discounted future net
  cash flows                                            $   6,862  $  19,697
                                                       ======================


Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited) (Continued)

Standardized Measure (Continued)

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company's natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Change in Standardized Measure


Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

                                                          2002       2001
                                                       ----------------------

Changes due to current period operations
  Sales of natural gas and oil, net of
    natural gas and oil operating expenses              $   7,606  $  35,582
  Purchases of natural gas and oil properties                 -       90,000
Changes due to revisions in standardized variables            -         -
  Prices                                                  (20,441)  (105,885)
                                                       ----------------------
Net change                                                (12,835)    19,697
Beginning of year                                          19,697       -
                                                       ----------------------

End of year                                             $   6,862  $  19,697
                                                       ======================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2002.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of April 15, 2003 are as follows:

Directors:

Name of Director             Age
----------------------       -----
Pamela Starek                 36

Steve Burwell                 32

Executive Officers:

Name of Officer              Age     Office
--------------------         -----   -------
Pamela Starek                 36     President and Chief
                                     Executive  Officer and Chief Financial
                                     Officer
Steve Burwell                 32     Secretary

Pamela Starek and Steve Burwell became directors and officers at the inception of the Company in January, 2001. The following information sets forth certain of their biographical information.

Pamela Starek

From 1995 to 1998, Ms. Starek was the corporate secretary for and an executive for Corporate Concepts Inc., a management company specializing in managing public companies that trade on the Canadian Venture Exchange. From 1997 to 1999, Ms. Starek was a partner and owner of International Canadian Model Management Corp., an international talent company. From 1999 to the present, Ms. Starek serves as the corporate secretary for a number of publicly traded companies that trade on the Canadian Venture Exchange. In 1984, Ms. Starek completed the General Studies Certificate from Douglas College in New Westminster, BC. From 1984 to 1986 she studied at the University of British Columbia. In 1994, Ms. Starek completed the Entrepreneurial Business Development program at the British Columbia Institute of Technology in Burnaby, BC.

Steve  Burwell

Mr. Burwell, a member of our board of directors and our corporate secretary, is presently a full time law student at the University of Washington in Seattle Washington. Prior to entering law school on June 1, 2001, he worked in the retail industry of products related to home improvement. From October 1996 to June 1997 he worked for Blanchett & Associates. From June 1997 to August 1998 he worked for West Coast Vinyl. From August 1998 to February 2000 he worked for Life Time Exteriors. From June 1998 through 2000 he also worked for HouseQuake Productions, a company in which he was a part owner. From January, 2001, to June, 2001, when he commenced law school, Mr. Burwell prepared for and took the law school entrance exam and prepared to enter school.


Term  of  Office

Our Directors are appointed for terms of one year to hold office until the next annual meeting of the holders of our common stock, or until removed from office in accordance with our bylaws. Officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than Pamela Starek.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

There were no reports required by section
16(a) of the Exchange Act during the most recent fiscal year that were either not filed or not filed on a timely basis. Also, the Company has no knowledge of any transactions that are required to be reported that were not reported on a timely basis.

Item 10.  Executive  Compensation

The following table sets forth compensation information for our officers and directors.

                            Annual Compensation Table


                         Annual Compensation      Long Term Compensation
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual                          Other
                                            Com-                            Com-
                                            pen-  Restricted                pen-
                  Fiscal                    sa-   Stock   Options/  LTIP    sa-
Name     Title     Year     Salary  Bonus   tion  Awarded SARs*(#)payouts($)tion
----     -----   ---------  ------  -----  ------ ------- ------- --------- ----
Pamela   Pres,   2000-2001    0       0       0      0       0       0       0
Starek   and     2001-2002  $3,756    0       0      0       0       0       0
         Director

Item 11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth as of April 15, 2003, the number and percentage of the outstanding shares of common stock which were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding common stock. The persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned.


                                             Amount of
                     Name and address        beneficial            Percent
Title of class       of beneficial owner     ownership             of  class(1)
----------------     -------------------     --------------------  ------------
Common Stock         Pamela Starek           2,500,000 shares       33.3%
                     4300 West 9th  Ave.
                     Vancouver, B.C. V6R 2C7


Common Stock         All Officers and        2,500,000 shares       33.3%
                     Directors as a Group
                     that consists of
                     two persons

(1) The percent of class is based on 7,508,500 shares of common stock issued and outstanding as of April 15, 2003.

Item 12.  Certain  Relationships  and  Related  Transactions.

Except as discussed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction which has or will materially affect us:

1.   Any  of  our  directors  or  officers;
2.   Any  person  proposed  as  a  nominee  for  election  as  a  director;
3. Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
4.   Any  of  our  promoters;
5. Any relative or spouse of any of the foregoing persons who has the same house as such person.

As of December 31, 2002, accounts payable included $3,756 due to Pamela Starek, our CEO and director.

                                     PART IV

Item 13.  Exhibits  and  Reports  on  Form  8-K

Exhibits
--------
EXHIBIT
NUMBER        DESCRIPTION
---------     --------------------
3.1            Articles  of  Incorporation  (1)
3.2            By-Laws(1)
10.1           Operating  Agreement  dated  December  29,  2000  (2)
10.2           Assignment  Agreement  dated  February  7,  2001  (2)
10.3           Operating  Agreement  dated  January  1,  2001  (2)
10.4           Letter  Agreement  dated  March  19,  2001  (2)
10.5           Participation  Agreement  dated  July  4,  2001  (2)
10.6           Assignment  Agreement  dated  July  5,  2001  (2)

(1) Previously filed as an exhibit to the Company's Form SB-2 on February 13, 2002.
(2) Previously filed as an exhibit to the Company's Amendment No. 2 to Form SB-2 on August 7, 2002.


Reports  on  Form  8-K
----------------------

None

Item 14.  Controls  and  Procedures.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DELTA OIL & GAS, INC.

                                        By:  /s/ Pamela Starek
                                             ________________________
                                             Pamela Starek, President

                                        Date:  April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Pamela Starek
                                       _____________________________
                                       Pamela Starek
                                       Director
                                       Principal Executive Officer
                                       Principal Financial Officer
                                       Principal Accounting Officer
                                       April 15, 2003

                                       /s/ Steve Burwell
                                       _____________________________
                                       Steve Burwell
                                       Director
                                       April 15, 2003

                                 CERTIFICATIONS

I,  Pamela Starek,  certify  that;

(1) I have reviewed this annual report on Form10-KSB of Delta Oil & Gas, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   April 15, 2003                  /s/ Pamela Starek
                                        _______________________________
                                        Pamela Starek
                                        Principal Executive Officer
                                        Principal Financial Officer

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Pameka Starek, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Delta Oil & Gas, Inc. for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Delta Oil & Gas, Inc..

                                       By:     /s/ Pamela Starek
                                               ----------------------------
                                       Name:   Pameka Starek
                                       Title:  Chief  Executive  Officer,
                                               Chief  Financial Officer


                                       Date:   April  15,  2003