Form 10QSB
period 2003-03-31
DELTA OIL & GAS INC
filed 2003-05-15
CIK 1166847

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2003

[   ]	Transition Report pursuant to 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the transition period              to
                               --------------

        Commission File Number     333-82636
                              -------------------

                             DELTA OIL & GAS, INC.

       ----------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

Colorado                                   91-2102350

-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

1122 6th Avenue North
Seattle, Washington                        98109

----------------------------------------   ----------
(Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code:      206-285-7576
                                                     -----------------

                                 Not Applicable
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days  [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,508,500 Shares of $.001 par value Common Stock outstanding as of March 31, 2003.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                             DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                                MARCH 31, 2003
                                 (Unaudited)
                           (Stated in U.S. Dollars)

                             DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (Unaudited)
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                     MARCH 31    DECEMBER 31
                                                       2003         2002
-----------------------------------------------------------------------------

ASSETS
Current
  Cash                                              $      332   $     1,005
  Accounts receivable                                    2,036          -
                                                   --------------------------
                                                         2,368         1,005
                                                   --------------------------

Oil And Gas Properties, at cost based on
 full cost accounting
  Proved oil and gas properties                        102,346       102,346
  Less:  Accumulated depletion                         (98,923)      (97,900)
                                                   --------------------------
                                                         3,423         4,446
                                                   --------------------------
Other Equipment
  Computer equipment                                     1,741         1,741
  Less:  Accumulated depreciation                       (1,347)       (1,253)
                                                   --------------------------
                                                           394           488
                                                   --------------------------

                                                    $    6,185   $     5,939
=============================================================================

LIABILITIES
Current
  Accounts payable                                  $   19,100   $    24,474
  Advances payable                                      84,231        70,872
  Due to related party                                  20,463        20,167
                                                   --------------------------
                                                       123,794       115,513
Promissory Note Payable                                 33,497        32,968
                                                   --------------------------
                                                       157,291       148,481
                                                   --------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Share Capital
  Authorized:
    100,000,000 common shares, par value
     $0.001 per share
    25,000,000 preferred shares, par
     value $0.001 per share

  Issued and outstanding:
    7,508,500 common shares (2002 -
     7,508,500 common shares)                            7,509         7,509

  Additional paid-in capital                            97,116        97,116

Deficit Accumulated During The Development Stage      (255,731)     (247,167)
                                                   --------------------------
                                                      (151,106)     (142,542)
                                                   --------------------------

                                                    $    6,185   $     5,939
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

                             DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                      STATEMENT OF OPERATIONS AND DEFICIT
                                  (Unaudited)
                           (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                   INCEPTION
                                                                   JANUARY 9
                                             THREE MONTHS ENDED     2001 TO
                                                  MARCH 31          MARCH 31
                                              2003        2002        2003
-----------------------------------------------------------------------------

Revenue
  Oil and gas sales                      $     4,204  $     3,240  $  64,897
                                        -------------------------------------

Costs And Expenses
  Gas operating expenses                       2,258        1,773     20,763
  General and administration                   9,393        1,410     80,905
  Depreciation and depletion                   1,117        1,994     34,767
  Impairment of oil and gas properties          -          10,101     65,503
  Dry well costs written off                    -          15,000    118,690
                                        -------------------------------------
                                              12,768       30,278    320,628
                                        -------------------------------------

Net Loss For The Period                       (8,564)     (27,038) $(255,731)
                                                                   ==========

Deficit, Beginning Of Period                (247,167)    (184,407)
                                        ---------------------------

Deficit, End Of Period                   $  (255,731) $  (211,445)
===================================================================

Basic And Diluted Loss Per Share         $     (0.01) $     (0.01)
===================================================================



Weighted Average Number Of
 Outstanding Shares                        7,508,000    7,508,000
===================================================================
 The accompanying notes are an integral part of these financial statements.

                             DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                   INCEPTION
                                                                   JANUARY 9
                                             THREE MONTHS ENDED     2001 TO
                                                  MARCH 31          MARCH 31
                                              2003        2002        2003
-----------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss

                                         $    (8,564) $   (27,038) $(255,731)

Adjustments To Reconcile Net Loss
 To Net Cash From Operating Activities
  Depreciation and depletion                   1,117        1,994     34,767
  Impairment of oil and gas properties          -          10,101     65,503
  Dry well costs written off                    -          15,000    118,690

  Change in operating assets and
   liabilities:
    Accounts receivable                       (2,036)        -        (2,036)
    Accounts payable                          (5,374)       3,844     19,100
                                        -------------------------------------
Net Cash From Operating Activities           (14,857)       3,901    (19,707)
                                        -------------------------------------


Cash Flows From Investing Activities
  Purchase of oil and gas properties            -         (17,231)  (221,036)
  Purchase of other equipment                   -            -        (1,741)
                                        -------------------------------------
Net Cash From Investing Activities              -         (17,231)  (222,777)
                                        -------------------------------------

Cash Flows From Financing Activities
  Issue of common stock                         -            -       104,625
  Advance from related party                     296          116     20,463
  Advances payable                            13,359       11,635     84,231
  Promissory note                                529          503     33,497
                                        -------------------------------------
Net Cash From Financing Activities            14,184       12,254    242,816
                                        -------------------------------------

Increase (Decrease) In Cash                     (673)      (1,076)       332

Cash, Beginning Of Period                      1,005        1,076       -
                                        -------------------------------------

Cash, End Of Period                      $       332  $      -     $     332
=============================================================================

The accompanying notes are an integral part of these financial statements.

                             DELTA OIL & GAS, INC.
                         (A Development Stage Company)

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 MARCH 31, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                COMMON STOCK             DEFICIT
                       ------------------------------  ACCUMULATED
                       NUMBER OF           ADDITIONAL  DURING THE
                        COMMON      PAR     PAID-IN    DEVELOPMENT
                        SHARES     VALUE    CAPITAL       STAGE       TOTAL
                       ------------------------------------------------------

Shares issued for
 cash at $0.001         2,500,000  $ 2,500  $   -     $      -     $    2,500

Shares issued for
 cash at $0.02          5,000,000    5,000    95,000         -        100,000

Shares issued for
 cash at $0.25              8,500        9     2,116         -          2,125

Net loss for the year        -        -         -        (184,407)   (184,407)
                       ------------------------------------------------------

Balance, December 31,
 2001                   7,508,500    7,509    97,116     (184,407)    (79,782)

Net loss for the year        -        -         -         (62,760)    (62,760)
                       ------------------------------------------------------

Balance, December 31,
 2002                   7,508,500    7,509    97,116     (247,167)   (142,542)

Net loss for the period      -        -         -         (8,564)      (8,564)
                       ------------------------------------------------------

Balance, March 31, 2003 7,508,500  $ 7,509  $ 97,116  $ (255,731)  $ (151,106)
                       ======================================================

The accompanying notes are an integral part of these financial statements.

                             DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                  (Unaudited)
                            (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


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

Item 2.  Management's Discussion and Analysis or Plan of Operations

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $47,311. During the year we incurred costs and expenses of $231,718. Of these costs and expenses, $42,349 were operational and administrative type expenses and $189,368 were costs and expenses associated with depletion, impairment of properties and the like.


Calendar Year Ended December 31,  2002

For the year ended December 31, 2002, we earned revenues of $13,382. These revenues were down considerably when compared to revenues for the year ended December 31, 2001. The decrease came as a result of lower gas production from the only producing property in which the Company has an interest at the present time.

Three month period ended March 31, 2003

For the three month period ended March 31, 2003, we earned revenues from gas sales of $4,204. This is up slightly from the three month period ended March 31, 2002, during which time we earned revenues from gas sales of $3,240. These revenues from our only producing property represent all of the potential revenue the Company has at this time. The revenue for the quarter is offset by costs and expenses for the quarter equal to $12,768.

Liquidity  and  Capital  Resources

At March 31, 2003, we had cash on hand totaling $322. Accordingly the Company is in need of immediate cash in order to sustain operations. Our tight cash position is a result of decreased production from the Company's only producing property and from the fact that our recent drilling project in which we had a 2.5% participating interest turned out to be a dry hole during 2002. We will need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Pamela Starek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

None

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA OIL & GAS, INC.

Date:  May 15, 2003

By:   /s/ Pamela Starek
     ------------------------------
     Pamela Starek
     Principal Executive Officer
     Principal Financial Officer
     Chief Accounting Officer

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Pamela Starek, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Delta Oil & Gas, Inc. for the quarterly period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Delta Oil & Gas, Inc.

Date:  May 15, 2003

       By:   /s/ Pamela Starek
            ------------------------------
            Pamela Starek
            Principal Executive Officer
            Principal Financial Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, PAMELA STAREK, Principal Executive Officer and Principal Financial Officer of Delta Oil & Gas, Inc. (the "Registrant"), certify that;

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

Date:  May 15, 2003

       By:   /s/ Pamela Starek
            ------------------------------
            Pamela Starek
            Principal Executive Officer
            Principal Financial Officer