Form 10QSB
period 2003-06-30
DELTA OIL & GAS INC
filed 2003-08-14
CIK 1166847

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

	For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,508,500 Shares of $.001 par value Common Stock outstanding as of June 30, 2003.

                      PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)


                               FINANCIAL STATEMENTS


                                 JUNE 30, 2003
                                  (Unaudited)
                           (Stated in U.S. Dollars)

                              DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                                BALANCE SHEET
                                 (Unaudited)
                           (Stated in U.S. Dollars)
-----------------------------------------------------------------------------
                                                  JUNE 30        DECEMBER 31
                                                    2003            2002
-----------------------------------------------------------------------------
ASSETS
Current
   Cash                                          $    1,515       $    1,005
   Accounts receivable                                2,607              -
                                                 ----------------------------

                                                      4,122            1,005
                                                 ----------------------------


Oil And Gas Properties, at cost based on full
 cost accounting
   Proved oil and gas properties                    102,346          102,346
   Less:  Accumulated depletion                     (99,411)         (97,900)
                                                 ----------------------------

                                                      2,935            4,446
                                                 ----------------------------


Other Equipment
  Computer equipment                                  1,741            1,741
  Less:  Accumulated depreciation                    (1,441)          (1,253)
                                                 ----------------------------

                                                        300              488
                                                 ----------------------------



                                                 $    7,357       $    5,939
=============================================================================

LIABILITIES
Current
  Accounts payable                               $   25,718       $   24,474
  Advances payable                                   85,521           70,872
  Due to related party                               22,257           20,167
                                                 ----------------------------

                                                    133,496          115,513
Promissory Note Payable                              34,031           32,968
                                                 ----------------------------

                                                    167,527          148,481
                                                 ----------------------------


STOCKHOLDERS DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares, par value
     $0.001 per share
    25,000,000 preferred shares, par value
     $0.001 per share

  Issued and outstanding:
    7,508,500 common shares                           7,509            7,509

  Additional paid-in capital                         97,116           97,116

Deficit Accumulated During The Development Stage   (264,795)        (247,167)
                                                 ----------------------------

                                                   (160,170)        (142,542)
                                                 ----------------------------


                                                 $    7,357       $    5,939
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

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (Unaudited)
                             (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                    INCEPTION
                                                                    JANUARY 9
                         THREE MONTHS ENDED     SIX MONTHS ENDED     2001 TO
                               JUNE 30              JUNE 30          JUNE 30
                           2003       2002       2003      2002        2003
-----------------------------------------------------------------------------
Revenue
 Oil and gas sales        $  5,233  $   2,262  $   9,437   $  5,502 $  70,130
                        -----------------------------------------------------

Costs And Expenses
 Gas operating expenses      3,165        844      5,423      2,617    23,928
 General and administration 10,551      6,028     19,944      7,438    91,456
 Depreciation and depletion    581        535      1,698      2,529    35,348
 Impairment of oil and gas
  properties                   -        3,212        -       13,313    65,503
 Dry well costs written off    -       (5,000)       -       10,000   118,690
                        -----------------------------------------------------
                            14,297      5,619     27,065     35,897   334,925
                        -----------------------------------------------------

Net Loss For The Period     (9,064)    (3,357)   (17,628)   (30,395)$(264,795)
                                                                    =========
Deficit, Beginning Of
 Period                   (255,731)  (211,445)  (247,167)  (184,407)
                        --------------------------------------------
Deficit, End Of Period  $ (264,795) $(214,802) $(264,795) $(214,802)
====================================================================

Basic And Diluted Loss
 Per Share              $    (0.01) $   (0.01) $   (0.01) $   (0.01)
====================================================================

Weighted Average Number
 Of Outstanding Shares    7,508,500  7,508,500  7,508,500 7,508,500
====================================================================

  The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Stated in U.S. Dollars)

-----------------------------------------------------------------------------
                                                                    INCEPTION
                                                                    JANUARY 9
                         THREE MONTHS ENDED     SIX MONTHS ENDED     2001 TO
                               JUNE 30              JUNE 30          JUNE 30
                           2003       2002       2003      2002        2003
-----------------------------------------------------------------------------

Cash Flows From Operating
 Activities
  Net loss                $(9,064)  $(3,357)  $(17,628)  $(30,395)  $(264,795)

Adjustments To Reconcile
 Net Loss To Net Cash From
 Operating Activities
  Depreciation and depletion  581       535      1,698      2,529      35,348
  Impairment of oil and gas
   Properties                 -       3,212        -       13,313      65,503
  Dry well costs written off  -      (5,000)       -       10,000     118,690

  Change in operating assets
   and liabilities:
    Accounts receivable      (571)      -       (2,607)       -        (2,607)
    Accounts payable        6,619   (13,141)     1,245     (9,297)     25,719
                          ---------------------------------------------------
Net Cash From Operating
 Activities                (2,435)  (17,751)   (17,292)   (13,850)    (22,142)
                          ---------------------------------------------------

Cash Flows From Investing
 Activities
  Purchase of oil and gas
   properties                 -       5,000        -      (12,231)   (221,036)
  Purchase of other equipment -         -          -          -        (1,741)
                          ---------------------------------------------------
Net Cash From Investing
 Activities                   -       5,000        -      (12,231)   (222,777)
                          ---------------------------------------------------

Cash Flows From Financing
 Activities
  Issue of common stock       -         -          -          -       104,625
  Advance from related
   party                    1,794       300      2,090        416      22,257
  Advances payable          1,290    12,219     14,649     23,854      85,521
  Promissory note             534       503      1,063      1,006      34,031
                          ---------------------------------------------------
Net Cash From Financing
 Activities                 3,618    13,022     17,802     25,276     246,434
                          ---------------------------------------------------

Increase (Decrease) In Cash 1,183       271        510       (805)      1,515

Cash, Beginning Of Period     332       -        1,005      1,076         -
                          ---------------------------------------------------

Cash, End Of Period       $ 1,515   $   271   $  1,515   $    271   $   1,515
=============================================================================

  The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY (DEFICIENCY)

                                  JUNE 30, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                  COMMON STOCK            DEFICIT
                          ----------------------------- ACCUMULATED
                          NUMBER OF          ADDITIONAL  DURING THE
                           COMMON      PAR    PAID-IN   DEVELOPMENT
                           SHARES     VALUE   CAPITAL      STAGE      TOTAL
                          ---------------------------------------------------

Shares issued for cash at
 $0.001                   2,500,000  $ 2,500  $    -    $      -    $   2,500

Shares issued for cash at
 $0.02                    5,000,000    5,000    95,000         -      100,000

Shares issued for cash at
 $0.25                        8,500        9     2,116         -        2,125

Net loss for the year           -        -         -      (184,407)  (184,407)
                          ---------------------------------------------------

Balance, December 31,
 2001                     7,508,500    7,509    97,116    (184,407)   (79,782)

Net loss for the year           -        -         -       (62,760)   (62,760)
                          ---------------------------------------------------
Balance, December 31,
 2002                     7,508,500    7,509    97,116    (247,167)  (142,542)

Net loss for the period         -        -         -       (17,628)   (17,628)

Balance, June 30, 2003    7,508,500  $ 7,509  $ 97,116  $ (264,795) $(160,170)
                          ===================================================

  The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2003
                                  (Unaudited)
                            (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

2.  ORGANIZATION AND BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Deltas entry into the natural gas and oil business began on February 8, 2001.

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

Six month period ended June 30, 2003 and as compared to the six month period ended June 30, 2003

For the six month period ended June 30, 2003, we earned revenues from gas sales of $9,437. This is up from the six month period ended June 30, 2002, during which time we earned revenues from gas sales of $5,502. However, this increase in revenue over the comparable period for the prior year does not signify an overall trend of increasing revenues for the Company. These revenues from our only producing property represent all of the potential revenue the Company has at this time. The revenue for the six month period is offset by costs and expenses for the period equal to $27,065.

Liquidity  and  Capital  Resources

At  June 30,  2003,  we  had cash on hand totaling $1,515.
Accordingly the Company is in need of additional cash in order to sustain operations. Despite having some revenue from a producing well, our operating expenses run in excess of our revenues. Accordingly, we need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to acquire and to develop new oil and gas properties; to obtain the financing necessary to continue the business operations of the Company and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB or in the Company's other filings with the Securities and Exchange Commission.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended June 30, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits
       --------


99.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA OIL & GAS, INC.

Date:  August 14, 2003

By:   /s/ Pamela Starek
     ------------------------------
     Pamela Starek
     Principal Executive Officer
     Principal Financial Officer
     Chief Accounting Officer

           CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
            EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                    SARBANES-OXLEY ACT OF 2002

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

Date:  August  14, 2003

       By:   /s/ Pamela Starek
            ------------------------------
            Pamela Starek
            Principal Executive Officer
            Principal Financial Officer