Form 10QSB
period 2003-09-30
DELTA OIL & GAS INC
filed 2003-11-14
CIK 1166847

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

	For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,508,500 Shares of $.001 par value Common Stock outstanding as of November 14, 2003.

                      PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

--------------------------------------------------------------
                                      SEPTEMBER 30  DECEMBER 31
                                          2003         2002

ASSETS
CURRENT
Cash                                   $   1,172   $   1,005
Accounts receivable                        2,540           -
                                       ----------------------
                                           3,712       1,005
                                       ----------------------
OIL AND GAS PROPERTIES, at cost
 based on full cost accounting
Proved oil and gas properties            102,346     102,346
Less:  Accumulated depletion             (99,942)    (97,900)
                                       ----------------------
                                           2,404       4,446
                                       ----------------------
OTHER EQUIPMENT
Computer equipment                         1,741       1,741
Less:  Accumulated depreciation           (1,534)     (1,253)
                                       ----------------------
                                             207         488
                                       ----------------------

                                       $   6,323   $   5,939
=============================================================

LIABILITIES
CURRENT
Accounts payable                       $  25,024   $  24,474
Advances payable                          85,789      70,872
Due to related party                      22,591      20,167
                                       ----------------------
                                         133,404     115,513
PROMISSORY NOTE PAYABLE                   34,571      32,968
                                       ----------------------
                                         167,975     148,481
                                       ----------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
100,000,000 common shares,
  par value $0.001 per share
25,000,000 preferred shares,
 par value $0.001 per share

Issued and outstanding:
7,508,500 common shares                    7,509       7,509

Additional paid-in capital                97,116      97,116

DEFICIT ACCUMULATED DURING
 THE DEVELOPMENT STAGE                  (266,277)   (247,167)
                                       ----------------------
                                        (161,652)   (142,542)
                                       ----------------------
                                       $   6,323   $   5,939
=============================================================

   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-------------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                    JANUARY 9
                                THREE MONTHS ENDED        NINE MONTHS ENDED          2001 TO
                                   SEPTEMBER 30              SEPTEMBER 30         SEPTEMBER 30
                                 2003         2002         2003         2002         2003
-------------------------------------------------------------------------------------------------

REVENUE
Oil and gas sales             $    4,224   $    3,886   $   13,661   $    9,388   $   74,354
                              ---------------------------------------------------------------
COSTS AND EXPENSES
Gas operating expenses             2,527        1,416        7,950        4,033       26,455
General and administration         2,554       10,432       22,498       17,870       94,010
Depreciation and depletion           625        1,473        2,323        4,002       35,973
Impairment of oil and gas
 properties                            -            -            -       13,313       65,503
Dry well costs written off             -            -            -       10,000      118,690
                              ---------------------------------------------------------------
                                   5,706       13,321       32,771       49,218      340,631
                              ---------------------------------------------------------------
NET LOSS FOR THE PERIOD           (1,482)      (9,435)     (19,110)     (39,830)   $(266,277)
                                                                                   ==========
DEFICIT, BEGINNING OF PERIOD    (264,795)    (214,802)    (247,167)    (184,407)
                              --------------------------------------------------
DEFICIT, END OF PERIOD        $ (266,277)  $ (224,237)  $ (266,277)  $ (224,237)
                              ==================================================



BASIC AND DILUTED LOSS PER
  SHARE                       $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
                              ==================================================



WEIGHTED AVERAGE NUMBER
  OF OUTSTANDING SHARES        7,508,500    7,508,500    7,508,500    7,508,500
                              ==================================================


   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-------------------------------------------------------------------------------------------------
                                                                                    INCEPTION
                                                                                    JANUARY 9
                                THREE MONTHS ENDED        NINE MONTHS ENDED          2001 TO
                                   SEPTEMBER 30              SEPTEMBER 30         SEPTEMBER 30
                                 2003         2002         2003         2002         2003
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
  ACTIVITIES
Net loss                      $(1,482)     $(9,435)     $(19,110)    $(39,830)    $(266,277)

ADJUSTMENTS TO RECONCILE NET
 LOSS TO NET CASH FROM
 OPERATING ACTIVITIES
Depreciation and depletion        625        1,475         2,323        4,004        35,973
Impairment of oil and gas
  properties                        -            -             -       13,313        65,503
Dry well costs written off          -            -             -       10,000       118,690

Change in operating assets
  and liabilities:
Accounts receivable                67        1,046        (2,540)           -        (2,540)
Accounts payable                 (695)           -           550       (8,251)       25,024
                              --------------------------------------------------------------
NET CASH FROM OPERATING
 ACTIVITIES                    (1,485)      (6,914)      (18,777)     (20,764)      (23,627)
                              --------------------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchase of oil and gas
 properties                         -            -             -      (12,231)     (221,036)
Purchase of other equipment         -            -             -            -        (1,741)
                              --------------------------------------------------------------
NET CASH FROM INVESTING
  ACTIVITIES                        -            -             -      (12,231)     (222,777)
                              --------------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
Issue of common stock               -            -             -            -       104,625
Advance from related party        334          303         2,424          719        22,591
Advances payable                  268        6,054        14,917       29,908        85,789
Promissory note                   540          503         1,603        1,509        34,571
                              --------------------------------------------------------------
NET CASH FROM FINANCING
 ACTIVITIES                     1,142        6,860        18,944       32,136       247,576
                              --------------------------------------------------------------

INCREASE (DECREASE) IN CASH      (343)         (54)          167         (859)        1,172

CASH, BEGINNING OF PERIOD       1,515          271         1,005        1,076             -
                              --------------------------------------------------------------

CASH, END OF PERIOD           $ 1,172      $   217      $  1,172     $    217     $   1,172
============================================================================================

   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)





                                                COMMON STOCK                  DEFICIT
                                   -------------------------------------     ACCUMULATED
                                   NUMBER OF                  ADDITIONAL     DURING THE
                                    COMMON          PAR         PAID-IN     DEVELOPMENT
                                    SHARES         VALUE        CAPITAL        STAGE         TOTAL
                                   -----------------------------------------------------------------
Shares issued for cash at $0.001   2,500,000    $    2,500    $        -    $        -    $    2,500

Shares issued for cash at $0.02.   5,000,000         5,000        95,000             -       100,000

Shares issued for cash at $0.25.       8,500             9         2,116             -         2,125

Net loss for the year. . . . . .           -             -             -      (184,407)     (184,407)
                                  -------------------------------------------------------------------

Balance, December 31, 2001 . . .   7,508,500         7,509        97,116      (184,407)      (79,782)

Net loss for the year. . . . . .           -             -             -       (62,760)      (62,760)
                                  -------------------------------------------------------------------
Balance, December 31, 2002 . . .   7,508,500         7,509        97,116      (247,167)     (142,542)

Net loss for the period. . . . .           -             -             -       (19,110)      (19,110)
                                  -------------------------------------------------------------------
Balance, September 30, 2003. . .   7,508,500      $  7,509       $97,116    $ (266,277)   $ (161,652)
                                  ===================================================================


   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


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

Nine month period ended September 30, 2003 and as compared to the nine month period ended September 30, 2002

For the nine month period ended September 30, 2003, we earned revenues from gas sales of $13,661. This is up from the nine month period ended September 30, 2002, during which time we earned revenues from gas sales of $9,388. However, this increase in revenue over the comparable period for the prior year does not signify an overall trend of increasing revenues for the Company. These revenues from our only producing property represent all of the potential revenue the Company has at this time. The revenue for the nine month period is offset by costs and expenses for the period equal to $32,771.

Liquidity  and  Capital  Resources

At  September 30,  2003,  we  had cash on hand totaling $1,172.
Accordingly the Company is in need of additional cash in order to sustain operations. Despite having some revenue from a producing well, our operating expenses run in excess of our revenues. Accordingly, we need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits
       --------

99.1 Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA OIL & GAS, INC.

Date:  November 14, 2003

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

Date:  November  14, 2003

       By:   /s/ Pamela Starek
            ------------------------------
            Pamela Starek
            Principal Executive Officer
            Principal Financial Officer