Form 10KSB
period 2003-12-31
DELTA OIL & GAS INC
filed 2004-04-19
CIK 1166847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2003
                                    -------------------

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

Revenues  for  2003  were  $17,029.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 14, 2004 is $ 1,252,125.

The number of shares of the issuer's Common Stock outstanding as of April 14, 2004 is 7,508,500.

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

The well is operated by Production Specialties Company (the "operator") pursuant to an Operating Agreement dated December 29, 2000. Under the Operating Agreement, Delta Oil & Gas and Gas is considered a non-operator. The operator markets each non-operator's share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues. Through December 31, 2002, we have received production revenues totaling approximately $77,000 from our working interest in Liberty Valance.

Delta Oil and Gas retained Mark E. Andersen, P.E. to prepare reserve reports on the Liberty Valance Well. Mr. Andersen's valuation estimate of Delta Oil and Gas's interest in the well as of December 31, 2001, totaled $14,922 for the projected life of the well. In his valuation estimate as of December 31, 2002, the value of the well totaled $3,846 for the remaining projected life of the well. In his valuation estimate as of December 31, 2003, the value of the well totaled $3,448 for the remaining projected life of the well. The Liberty Valance Well is the only working well in which Delta Oil and Gas has a working interest at the present time. Its estimated pool size is 50 acres.

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

Producing  Wells  and  Acreage

The following tables set forth information with respect to Delta Oil and Gas' producing well and acreage as of December 31, 2003.

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


Drilling  Activities

Information concerning the number of gross and net wells drilled by Delta Oil and Gas during 2003, is as follows:

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

Item 4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2003, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

Market Information

     There is no public trading market for the common stock of Delta Oil & Gas. There are outstanding 7,508,500 shares as of April 14, 2004. Holders of 5,008,500 of our common shares are able to sell their shares without restriction. The remaining shareholder is also be able to sell her shares totaling 2,500,000 by meeting the resale requirements for an affiliate pursuant to Rule 144.

Since its inception, no dividends have been paid on Delta Oil & Gas common stock. Delta Oil & Gas intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2003, there were 32 shareholders of record holding Delta Oil & Gas common stock.

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

Calendar Year Ended December 31,  2003

For the year ended December 31, 2003, we earned revenues of $17,029. These revenues were up from revenues of $13,382 for the year ended December 31, 2002. The increase came as a result of increased revenues from the only producing property in which the Company has an interest at the present time.

Liquidity  and  Capital  Resources

At December 31, 2003, we had cash on hand totaling $63. Accordingly the Company is in need of immediate cash in order to sustain operations. Our tight cash position is a result of limited production from the Company's only producing property. We will need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.

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


Item 7.  Financial  Statements

                        Index to the Financial Statements
                    As of December 31, 2002 and 2001 and for
         For Each of the Two Years in the Period Ended December 31, 2002



Report  of  Independent  Auditors                                          F-1

Balance  Sheets,  December  31,  2003  and  2002                           F-2

Statement  of  Operations                                                  F-3

Statement  of  Cash Flows                                                  F-4

Statement  of  Changes in Stockholders Equity (Deficiency)                 F-5

Notes  to  the  Financial  Statements                                      F-6

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)

                                                         Morgan
                                                            &
                                                         Company
                                                Chartered Accountants




                                AUDITORS' REPORT



To the Board of Directors and the Stockholders of Delta Oil & Gas, Inc.
(A  development  stage  company)


We have audited the balance sheets of Delta Oil & Gas, Inc. (a development stage company) as at December 31, 2003 and 2002, and the statements of operations, cash flows, and changes in stockholders' deficiency for the years ended December 31, 2003 and 2002, and for the cumulative period from inception, January 9, 2001, to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows, and changes in stockholders' deficiency for the years ended December 31, 2003 and 2002, and for the cumulative period from inception, January 9, 2001, to December 31, 2003, in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $271,590 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  Canada                                        "Morgan  &  Company"

March  31,  2004                                        Chartered  Accountants

Tel 604.687.5841             Member of         P.O. Box 100007 Pacific Centre
Fax 604.687.0075               ACPA        Suite 1488-700 West Gerogia Street
www.morgan-cas.com         International         Vancouver, B.C. V7Y 1A1

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)




     DECEMBER  31

                                                                   2003        2002
                                                                ----------  ----------

ASSETS
CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      63   $   1,005
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .      5,032           -
                                                                ----------  ----------
                                                                    5,095       1,005
                                                                ----------  ----------

OIL AND GAS PROPERTIES, at cost based on full cost accounting
 (Note 3)
Proved oil and gas properties. . . . . . . . . . . . . . . . .    102,346     102,346
Less:  Accumulated depletion . . . . . . . . . . . . . . . . .    101,074     (97,900)
                                                                ----------  ----------


                                                                    1,272       4,446
                                                                ----------  ----------


OTHER EQUIPMENT
Computer equipment . . . . . . . . . . . . . . . . . . . . . .      1,741       1,741
Less:  Accumulated depreciation. . . . . . . . . . . . . . . .      1,628      (1,253)
                                                                ----------  ----------


                                                                      113         488
                                                                ----------  ----------


                                                                $   6,480   $   5,939
======================================================================================


LIABILITIES
CURRENT
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $  27,283   $  24,474
Advances payable (Note 4). . . . . . . . . . . . . . . . . . .     88,132      70,872
Due to related party . . . . . . . . . . . . . . . . . . . . .     22,919      20,167
                                                                ----------  ----------


                                                                  138,334     115,513
PROMISSORY NOTE PAYABLE (Note 5) . . . . . . . . . . . . . . .     35,111      32,968
                                                                ----------  ----------


                                                                  173,445     148,481
                                                                ----------  ----------


STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
100,000,000 common shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
7,508,500 common shares (2002 - 7,508,500 common
 shares) . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,509       7,509

Additional paid-in capital . . . . . . . . . . . . . . . . . .     97,116      97,116

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE . . . . . . .   (271,590)   (247,167)
                                                                ----------  ----------
                                                                 (166,965)   (142,542)
                                                                ----------  ----------


                                                                $   6,480   $   5,939
======================================================================================

   The accompanying notes are an integral part of these financial statements.
                                      F-2

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                            (STATED IN U.S. DOLLARS)





                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                   JANUARY 9
                                                YEARS ENDED         2001 TO
                                                DECEMBER 31       DECEMBER 31
                                             2003          2002       2003
-------------------------------------------------------------------------------



REVENUE
Oil and gas sales. . . . . . . . . . .  $     17,029   $   13,382   $  77,722
                                        -------------  -----------  ----------
COSTS AND EXPENSES
Gas operating expenses . . . . . . . .         8,826        5,776      31,347
General and administration . . . . . .        29,077       41,892     100,589
Depreciation and depletion . . . . . .         3,549        5,161      37,199
Impairment of oil and gas properties .             -       13,313      65,503
Dry well costs written off . . . . . .             -       10,000     118,690
                                        -------------  -----------  ----------
                                              41,452       76,142     353,328
                                        -------------  -----------  ----------

NET LOSS . . . . . . . . . . . . . . .  $    (24,423)  $  (62,760)  $(275,606)
==============================================================================

BASIC AND DILUTED NET LOSS PER SHARE .  $      (0.01)  $    (0.01)
==================================================================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING
 SHARES. . . . . . . . . . . . . . . .     7,508,500    7,508,500
==================================================================

   The accompanying notes are an integral part of these financial statements.
                                      F-3

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)





                                              PERIOD FROM
                                             =============
                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                   JANUARY 9
                                                YEARS ENDED         2001 TO
                                                DECEMBER 31       DECEMBER 31
                                             2003          2002       2003
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . .  $    (24,423)  $(62,760)  $(271,590)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH FROM OPERATING ACTIVITIES
Depreciation and depletion. . . . . . . . .         3,549      5,161      37,199
Impairment of oil and gas properties. . . .             -     13,313      65,503
Dry well costs written off. . . . . . . . .             -     10,000     118,690

Change in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . .        (5,032)         -      (5,032)
Accounts payable. . . . . . . . . . . . . .         2,809         43      27,283
                                             -------------  ---------  ----------
NET CASH FROM OPERATING ACTIVITIES. . . . .       (23,097)   (34,243)    (27,947)
                                             -------------  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties. . . . .             -    (12,231)   (221,036)
Purchase of other equipment . . . . . . . .             -          -      (1,741)
                                             -------------  ---------  ----------
NET CASH FROM INVESTING ACTIVITIES. . . . .             -    (12,231)   (222,777)
                                             -------------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common stock . . . . . . . . . . .             -          -     104,625
Advance from related party. . . . . . . . .         2,752      1,022      22,919
Advances payable. . . . . . . . . . . . . .        17,260     43,369      88,132
Promissory note . . . . . . . . . . . . . .         2,143      2,012      35,111
                                             -------------  ---------  ----------
NET CASH FROM FINANCING ACTIVITIES. . . . .        22,155     46,403     250,787
                                             -------------  ---------  ----------

INCREASE (DECREASE) IN CASH . . . . . . . .          (942)       (71)         63


CASH, BEGINNING OF YEAR . . . . . . . . . .         1,005      1,076           -
                                             -------------  ---------  ----------
CASH, END OF YEAR . . . . . . . . . . . . .  $         63   $  1,005   $      63
=================================================================================

   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                DECEMBER 31, 2003
                            (STATED IN U.S. DOLLARS)






                                               COMMON STOCK                  DEFICIT
                                   --------------------------------------   ACCUMULATED
                                   NUMBER OF                   ADDITIONAL   DURING THE
                                     COMMON         PAR         PAID-IN     DEVELOPMENT
                                     SHARES        VALUE        CAPITAL        STAGE        TOTAL
Shares issued for cash at $0.001     2,500,000  $      2,500  $         -  $          -   $   2,500

Shares issued for cash at $0.02.     5,000,000         5,000       95,000             -     100,000

Shares issued for cash at $0.25.         8,500             9        2,116             -       2,125

Net loss for the year. . . . . .             -             -            -      (184,407)   (184,407)
                                     ---------------------------------------------------------------
Balance, December 31, 2001 . . .     7,508,500         7,509       97,116      (184,407)    (79,782)


Net loss for the year. . . . . .             -             -            -       (62,760)    (62,760)
                                     ---------------------------------------------------------------
Balance, December 31, 2002 . . .     7,508,500         7,509       97,116      (247,167)   (142,542)

Net loss for the year. . . . . .             -             -            -       (24,423)    (24,423)
                                     ---------------------------------------------------------------
Balance, December 31, 2003 . . .     7,508,500  $      7,509  $    97,116  $   (271,590)  $(166,965)

   The accompanying notes are an integral part of these financial statements.
                                      F-5

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



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

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



1.     OPERATIONS

c)     Going  Concern  (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $271,590 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



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

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



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

i)     Financial  Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, advances payable, and amounts due to related parties.

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

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

k)     New  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 - "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long lived asset and allocated to expense over the useful life of the asset. We adopted the new rules on asset retirement obligations on January 1, 2003. The adoption of this accounting standard did not have a material effect on the financial condition or the results of operations of the Company.

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145 - "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Prior to SFAS No. 145, gains or losses on the early extinguishment of debt were required to be classified in a company's statements of operations as extraordinary gains or losses after the determination of income (loss) from continuing operations. The adoption of this accounting standard did not have a material effect on the financial condition or the results of operations of the Company.

The Company also adopted SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities" in 2003. This statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002, which require that a liability be recognized for an exit or disposal activity when that liability is incurred. The adoption of SFAS No. 146 had no effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The adoption of the statement in 2003 had no effect on the Company's financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

k)     New  Accounting  Pronouncements  (Continued)

In  January  2003,  the  FASB  issued  Interpretation No. 46 - "Consolidation of
Variable Interest Entities" ("FIN 46"), which was modified in December 2003. FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity whose equity is unable to finance its activities or where the owners of the entity lack the risks and rewards of ownership. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements when adopted.


3.     OIL  AND  GAS  PROPERTIES

On February 7, 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.


4.     ADVANCES  PAYABLE

Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum.


5.     PROMISSORY  NOTE  PAYABLE



                                                                    2003     2002
                                                                   =======  =======
Unsecured loan, repayable January 4, 2005, together with accrued interest at a rate of 6.5% . . . . . . . . . . . . . . . . . .  $35,111  $32,968

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



6.     INCOME  TAX

A reconciliation of statutory federal income tax rates to the Company's effective tax rate is as follows:



                                  2003      2002
                                ========  =========
Expected tax recovery at 34% .  $(8,304)  $(21,338)
Non-deductible differences . .        -      3,400
Change in valuation allowance.    8,304     17,938
                                -------------------
Income tax provision . . . . .  $     -   $      -
                                ===================



The  Company  did  not  pay  any  income  tax  in  2003  or  2002.

Deferred  tax  assets  (liabilities)  at  December  31  were  as  follows:



                                2003       2002
                              =========  =========
Operating loss carryforwards  $ 69,866   $ 61,562
Other. . . . . . . . . . . .         -      4,526
                              --------------------
Gross deferred tax asset . .    69,866     66,088

Valuation allowance. . . . .   (69,866)   (66,088)
                               -------------------
Net deferred tax asset . . .  $      -   $      -
                              ====================



The Company has net operating losses carried forward of approximately $205,000 and has provided a full valuation allowance due to the uncertainty of realization of the utilization of the benefit of these losses.


7.     RELATED  PARTY  TRANSACTIONS

During the year ended December 31, 2003, $1,274 (2002 - $3,398) was paid to a director as administration fees. As at December 31, 2003, accounts payable include $4,825 (2002 - $3,756) due to the director.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)




SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  (Unaudited)

The  following disclosures provide unaudited information required by SFAS No. 69
-  "Disclosures  About  Oil  and  Gas  Producing  Activities".

Capitalized  Costs  Incurred

Capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below:



                              2003      2002
                            ========  ========
Property acquisition costs
Proved . . . . . . . . . .  $ 90,000  $ 90,000
Exploration costs. . . . .         -         -
Development costs. . . . .    12,346    12,346
                            -------------------
Total costs incurred . . .  $102,346  $102,346
                            ===================



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

Proved natural gas and oil reserve quantities at December 31, 2003 and 2002, and the related discounted future net cash flows before income taxes are based on estimates prepared by Mark Anderson, P.E., independent consulting engineer. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  (Unaudited)  (Continued)

Natural  Gas  and  Oil  Reserves  (Continued)

The Company's net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:



                             NATURAL
                             ========
                               GAS
                              (MCF)
                             --------
Reserves, December 31, 2001   14,922

Extensions and revisions. .   (6,289)
Production. . . . . . . . .   (4,787)
                             --------
Reserves, December 31, 2002    3,846

Extensions and revisions. .    3,099
Production. . . . . . . . .   (3,497)
                             --------
Reserves, December 31, 2003    3,448
                             ========



Standardized  Measure

The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved natural gas and oil reserves is shown below:



                                                            2003      2002
                                                          -----------------
Future cash flows. . . . . . . . . . . . . . . . . . . .  $15,828   $15,153
Future operating expenses. . . . . . . . . . . . . . . .   10,597     8,931
                                                          ------------------
Future net cash flows. . . . . . . . . . . . . . . . . .    5,231     6,222
10% annual discount for estimated timing of cash flows .     (101)     (640)
                                                          -------------------
Standardized measure of discounted future net cash flows  $ 5,130   $ 6,862
                                                          ===================

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

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



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

Change  in  Standardized  Measure

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:



                                                            2003      2002
                                                          ========  =========
Changes due to current period operations
Sales of natural gas and oil, net of natural gas and oil
operating expenses . . . . . . . . . . . . . . . . . . .  $ 8,203   $  7,606
Purchases of natural gas and oil properties. . . . . . .        -          -
Changes due to revisions in standardized variables
Prices . . . . . . . . . . . . . . . . . . . . . . . . .   (9,935)   (20,441)
                                                          -------------------
Net change . . . . . . . . . . . . . . . . . . . . . . .   (1,732)   (12,835)
Beginning of year. . . . . . . . . . . . . . . . . . . .    6,862     19,697
                                                          -------------------
End of year. . . . . . . . . . . . . . . . . . . . . . .  $ 5,130   $  6,862
                                                          ===================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2003.

Item  8A:  Controls and Procedures

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


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of April 15, 2004 are as follows:

Directors:

Name of Director             Age
----------------------       -----
Pamela Starek                 37

Steve Burwell                 33

Executive Officers:

Name of Officer              Age     Office
--------------------         -----   -------
Pamela Starek                 37     President and Chief
                                     Executive  Officer and Chief Financial
                                     Officer
Steve Burwell                 33     Secretary

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

The Company adopted an ethics code in the form attached hereto as exhibit 14.1.

Item 10.  Executive  Compensation

The following table sets forth compensation information for our officers and directors.

                            Annual Compensation Table


                         Annual Compensation      Long Term Compensation
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual                          Other
                                            Com-                            Com-
                                            pen-  Restricted                pen-
                  Fiscal                    sa-   Stock   Options/  LTIP    sa-
Name     Title     Year     Salary  Bonus   tion  Awarded SARs*(#)payouts($)tion
----     -----   ---------  ------  -----  ------ ------- ------- --------- ----
Pamela   Pres,   2000-2001    0       0       0      0       0       0       0
Starek   and     2001-2002  $3,398    0       0      0       0       0       0
         Dir.    2002-2003  $1,274    0       0      0       0       0       0

Item 11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth as of April 15, 2004, the number and percentage of the outstanding shares of common stock which were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding common stock. The persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned.


                                             Amount of
                     Name and address        beneficial            Percent
Title of class       of beneficial owner     ownership             of  class(1)
----------------     -------------------     --------------------  ------------
Common Stock         Pamela Starek           2,500,000 shares       33.3%
                     4300 West 9th  Ave.
                     Vancouver, B.C. V6R 2C7


Common Stock         All Officers and        2,500,000 shares       33.3%
                     Directors as a Group
                     that consists of
                     two persons

(1) The percent of class is based on 7,508,500 shares of common stock issued and outstanding as of April 15, 2004.

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

As of December 31, 2003, accounts payable included $4,825 due to Pamela Starek, our CEO and director.

                                     PART IV

Item 13.  Exhibits  and  Reports  on  Form  8-K

Exhibits
--------
EXHIBIT
NUMBER        DESCRIPTION
---------     --------------------
3.1            Articles  of  Incorporation  (1)
3.2            By-Laws(1)
10.1           Operating  Agreement  dated  December  29,  2000  (2)
10.2           Assignment  Agreement  dated  February  7,  2001  (2)
10.3           Operating  Agreement  dated  January  1,  2001  (2)
10.4           Letter  Agreement  dated  March  19,  2001  (2)
10.5           Participation  Agreement  dated  July  4,  2001  (2)
10.6           Assignment  Agreement  dated  July  5,  2001  (2)
14.1           Code of Ethics
31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1 Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1) Previously filed as an exhibit to the Company's Form SB-2 on February 13, 2002.
(2) Previously filed as an exhibit to the Company's Amendment No. 2 to Form SB-2 on August 7, 2002.


Reports  on  Form  8-K
----------------------

None

Item 14.  Principal Accountant Fees and Services

AUDIT  FEES

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2002 was $4,943 and for the fiscal year ended December 31, 2004 was $2,474.

AUDIT-RELATED  FEES

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

ALL  OTHER  FEES

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $ 1,585 and $ 1,1120 respectively.

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

                                        Date:  April 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Pamela Starek
                                       _____________________________
                                       Pamela Starek
                                       Director
                                       Principal Executive Officer
                                       Principal Financial Officer
                                       Principal Accounting Officer
                                       April 15, 2004

                                       /s/ Steve Burwell
                                       _____________________________
                                       Steve Burwell
                                       Director
                                       April 15, 2004