Form 10QSB
period 2004-03-31
DELTA OIL & GAS INC
filed 2004-05-24
CIK 1166847

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

	For the quarterly period ended March 31, 2004

[   ]	Transition Report pursuant to 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the transition period              to
                                -------------    -------------

        Commission File Number     333-82636
                              -------------------

                             DELTA OIL & GAS, INC.
       ----------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

Colorado                                   91-2102350
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

              1122 6th Avenue North, Seattle, Washington  98109
              -------------------------------------------------
                  (Address of principal executive offices)

                             206-285-7576
                     ---------------------------
                    (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,508,500 Shares of $.001 par value Common Stock outstanding as of May 22, 2004.

                      PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


--------------------------------------------------------------------------------------
                                                                MARCH 31   DECEMBER 31
                                                                  2004        2003
--------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,279   $      63
Accounts receivable . . . . . . . . . . . . . . . . . . . . .      4,599       5,032
                                                               ----------------------
                                                                   5,878       5,095
                                                               ----------------------

OIL AND GAS PROPERTIES, at cost based on full cost accounting
Proved oil and gas properties . . . . . . . . . . . . . . . .    102,346     102,346
Less:  Accumulated depletion. . . . . . . . . . . . . . . . .    102,346     101,074
                                                               ----------------------
                                                                       -       1,272
                                                               ----------------------
OTHER EQUIPMENT
Computer equipment. . . . . . . . . . . . . . . . . . . . . .      1,741       1,741
Less:  Accumulated depreciation . . . . . . . . . . . . . . .      1,741       1,628
                                                               ----------------------
                                                                       -         113
                                                               ----------------------
                                                               $   5,878   $   6,480
=====================================================================================
LIABILITIES
CURRENT
Accounts payable. . . . . . . . . . . . . . . . . . . . . . .  $  30,531   $  27,283
Accrued interest payable. . . . . . . . . . . . . . . . . . .     15,682      13,539
Advances payable. . . . . . . . . . . . . . . . . . . . . . .     79,655      79,655
Due to related party. . . . . . . . . . . . . . . . . . . . .     20,000      20,000
                                                               ----------------------
                                                                 145,868     140,477
PROMISSORY NOTE PAYABLE . . . . . . . . . . . . . . . . . . .     32,968      32,968
                                                               ----------------------
                                                                 178,836     173,445
                                                               ----------------------
STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
Authorized:
100,000,000 common shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
7,508,500 common shares at March 31, 2004 and
 December 31, 2003. . . . . . . . . . . . . . . . . . . . . .      7,509       7,509

Additional paid-in capital. . . . . . . . . . . . . . . . . .     97,116      97,116

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . . . . . .   (277,583)   (271,590)
                                                               ----------------------
                                                                (172,958)   (166,965)
                                                               ----------------------
                                                               $   5,878   $   6,480
=====================================================================================

   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------
                                                               PERIOD FROM
                                                                INCEPTION
                                                                JANUARY 9
                                        THREE MONTHS ENDED       2001 TO
                                              MARCH 31           MARCH 31
                                         2004         2003         2004
--------------------------------------------------------------------------

REVENUE
Oil and gas sales. . . . . . . . . .  $    2,376   $    4,204   $  80,098
                                      ------------------------------------
COSTS AND EXPENSES
Gas operating expenses . . . . . . .       1,563        2,258      28,894
General and administration . . . . .       5,421        9,393     106,010
Depreciation and depletion . . . . .       1,385        1,117      38,584
Impairment of oil and gas properties           -            -      65,503
Dry well costs written off . . . . .           -            -     118,690
                                      ------------------------------------
                                           8,369       12,768     357,681
                                      ------------------------------------

NET LOSS . . . . . . . . . . . . . .  $   (5,993)  $   (8,564)  $(277,583)
==========================================================================

BASIC AND DILUTED NET LOSS PER SHARE  $    (0.01)  $    (0.01)
==============================================================
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING SHARES . . . . . . . . .   7,508,500    7,508,500
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

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



-----------------------------------------------------------------------------
                                                                  PERIOD FROM
                                                                    INCEPTION
                                                                    JANUARY 9
                                               THREE MONTHS ENDED    2001 TO
                                                    MARCH 31        MARCH 31
                                                 2004      2003       2004
-----------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . .  $(5,993)  $ (8,564)  $(277,583)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation and depletion . . . . . . . . .    1,385      1,117      38,584
Impairment of oil and gas properties . . . .        -          -      65,503
Dry well costs written off . . . . . . . . .        -          -     118,690

Change in operating assets and liabilities:
Accounts receivable. . . . . . . . . . . . .      433     (2,036)     (4,599)
Accounts payable . . . . . . . . . . . . . .    3,248     (5,374)     30,531
Accrued interest payable . . . . . . . . . .    2,143        825      15,682
                                              -------------------------------
NET CASH FROM (USED IN) OPERATING ACTIVITIES    1,216    (14,032)    (13,192)
                                              -------------------------------

INVESTING ACTIVITIES
Purchase of oil and gas properties . . . . .        -          -    (221,036)
Purchase of other equipment. . . . . . . . .        -          -      (1,741)
                                              -------------------------------
NET CASH USED IN INVESTING ACTIVITIES. . . .        -          -    (222,777)
                                              -------------------------------
FINANCING ACTIVITIES
Issue of common stock. . . . . . . . . . . .        -          -     104,625
Advance from related party . . . . . . . . .        -          -      20,000
Advances payable . . . . . . . . . . . . . .        -     13,359      79,655
Promissory note. . . . . . . . . . . . . . .        -          -      32,968
                                              -------------------------------
NET CASH FROM FINANCING ACTIVITIES . . . . .        -     13,359     237,248
                                              -------------------------------

INCREASE (DECREASE) IN CASH. . . . . . . . .    1,216       (673)      1,279

CASH, BEGINNING OF PERIOD. . . . . . . . . .       63      1,005           -
                                              -------------------------------
CASH, END OF PERIOD. . . . . . . . . . . . .  $ 1,279   $    332   $   1,279
=============================================================================

   The accompanying notes are an integral part of these financial statements.

                              DELTA OIL & GAS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.


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

For the year ended December 31, 2003, we earned revenues of $17,029. These revenues were up from revenues of $13,382 for the year ended December 31, 2002. The increase came as a result of increased revenues from the only producing property in which the Company has an interest at the present time.
Three month period ended March 31, 2004 and as compared to the three month period ended March 31, 2003

Quarter ended March 31, 2004

For the three month period ended March 31, 2004, we earned revenues from gas sales of $2,376. This was down from the three month period ended March 31, 2003, during which time we earned revenues from gas sales of $4,204. This revenue in both years is revenue from our only producing property which represents all of the potential revenue the Company has at this time. The revenue for the three month period is offset by operating costs and expenses for the period equal to $6,984.

Liquidity  and  Capital  Resources

At  March 31, 2004,  we  had cash on hand totaling $1,279.
Accordingly the Company is in need of additional cash in order to sustain operations. Despite having some revenue from a producing well, our operating expenses run in excess of our revenues. Accordingly, we need to borrow funds in order to sustain the business operations of the Company. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary to further develop the oil and gas interests of the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

On April 23, 2004, Pamela Starek who had been serving as our principal executive officer, our principal financial officer and as our sole director resigned all her positions as an officer and as a director of the Company. On the same day, Mr. Douglas Bolen was elected to fill each of the vacancies created by the resignation of Mr. Starek.

Item 6.  Exhibits

31.1 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as Adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA OIL & GAS, INC.

Date:  May 22, 2004

By:   /s/ Douglas Bolen
     ------------------------------
     Douglas Bolen
     Principal Executive Officer
     Principal Financial Officer
     Chief Accounting Officer
     Authorized Signatory of Registant