Form 10QSB
period 2004-06-30
DELTA OIL & GAS INC
filed 2004-08-23
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                              For the quarterly period ended June 30, 2004

[ ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                                                                             For the transition period from __________ to __________

                             Commission File Number 333-82636

Delta Oil & Gas, Inc.
(Exact name of Small Business Issuer as specified in its charter)

Colorado                                                                                                                                       91-2102350
(State or other jurisdiction of incorporation)                                                                          (IRS Employer Identification No.)

1122 6th Avenue North
Seattle, Washington 98109
(Address of principal executive offices)

206-285-7576
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

7,508,500 shares of common stock as of August 16, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

(a)     Balance Sheet as of June 30, 2004 (unaudited);

(b)     Statements of Operations for the three and six months ended June 30, 2004, and June 30, 2003;

(c)     Statement of Cash Flow – six months ended June 30, 2004 and 2003 (unaudited);

(d)     Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.

2

DELTA OIL & GAS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

DELTA OIL & GAS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30 DECEMBER 31
2004 2003
ASSETS
Current
Cash	$3,046	$63
Accounts receivable	5,673	5,032

	8,719	5,095

Oil And Gas Properties, at cost based on full cost accounting
Proved oil and gas properties	102,346	102,346
Less: Accumulated depletion	102,346	101,074

	-	1,272

Other Equipment
Computer equipment	1,741	1,741
Less: Accumulated depreciation	1,741	1,628

	-	113

	$8,719	$6,480

LIABILITIES
Current
Accounts payable	$30,547	$27,283
Accrued interest payable	17,964	13,539
Advances payable	88,100	79,655
Due to related party	20,000	20,000

	156,611	140,477
Promissory Note Payable	32,968	32,968

	189,579	173,445

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
7,508,500 common shares at June 30, 2004 and December 31, 2003	7,509	7,509

Additional paid-in capital	97,116	97,116

Deficit Accumulated During The Development Stage	(285,485)	(271,590)

	(180,860)	(166,965)

	$8,719	$6,480

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

INCEPTION
JANUARY 9
THREE MONTHS ENDED SIX MONTHS ENDED 2001 TO
JUNE 30 JUNE 30 JUNE 30
2004 2003 2004 2003 2004

Revenue
Oil and gas sales	$4,341	$5,233	$6,717	$9,437	$84,439

Costs And Expenses
Gas operating expenses	1,500	3,165	3,063	5,423	30,394
General and administration	10,743	10,551	16,164	19,944	116,753
Depreciation and depletion	-	581	1,385	1,698	38,584
Impairment of oil and gas properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690

	12,243	14,297	20,612	27,065	369,924

Net Loss For The Period	(7,902)	(9,064)	(13,895)	(17,628)	$(285,485)

Deficit, Beginning Of Period	(277,583)	(255,731)	(271,590)	(247,167)

Deficit, End Of Period	$(285,485)	$(264,795)	$(285,485)	$(264,795)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Outstanding Shares	7,508,500	7,508,500	7,508,500	7,508,500

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

INCEPTION
JANUARY 9
THREE MONTHS ENDED SIX MONTHS ENDED 2001 TO
JUNE 30 JUNE 30 JUNE 30
2004 2003 2004 2003 2004

Operating Activities
Net loss	$(5,993)	$(8,564)	$(13,895)	$(17,628)	$(285,485)

Adjustments To Reconcile Net Loss To Net Cash From Operating Activities
Depreciation and depletion	1,385	1,117	1,385	1,698	38,584
Impairment of oil and gas properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690

Change in operating assets and liabilities:
Accounts receivable	433	(2,036)	(641)	(2,607)	(5,673)
Accounts payable	5,391	(4,549)	7,689	1,245	48,511

Net Cash From (Used In) Operating Activities	1,216	(14,032)	(5,462)	(17,292)	(19,870)

Investing Activities
Purchase of oil and gas properties	-	-	-	-	(221,036)
Purchase of other equipment	-	-	-	-	(1,741)
				-
Net Cash Used In Investing Activities	-	-	-	-	(222,777)

Financing Activities
Issue of common stock	-	-	-	-	104,625
Advance from related party	-	-	8,445	2,090	20,000
Advances payable	-	13,359	-	14,649	88,100
Promissory note	-	-	-	1,063	32,968

Net Cash From Financing Activities	-	13,359	8,445	17,802	245,693

Increase (Decrease) In Cash	1,216	(673)	2,983	510	3,046

Cash, Beginning Of Period	63	1,005	63	1,005	-

Cash, End Of Period	$1,279	$332	$3,046	$1,515	$3,046

The accompanying notes are an integral part of these financial statements.

3

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.   ORGANIZATION AND BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Delta’s entry into the natural gas and oil business began on February 8, 2001.

The Company was incorporated as a Colorado corporation on January 9, 2001.

4

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We are engaged in the exploration, development, acquisition and operation of oil and gas properties. Because oil and gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the oil and gas industry through the purchase of small interests in either producing wells or oil and gas exploration and development projects. To date we have acquired working interests in two such projects, the Liberty Valance well and the Coalinga Prospect.

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

Delta Oil and Gas retained Mark E. Andersen, P.E. to prepare reserve reports on the Liberty Valance Well. In Mr. Andersen's valuation estimate as of December 31, 2003, the value of the well totaled $3,448 for the remaining projected life of the well. The Liberty Valance Well is the only working well in which Delta Oil and Gas has a working interest at the present time. Its estimated pool size is 50 acres.

Coalinga Prospect

On July 5, 2001, we acquired for consideration of $50,000, the right to participate to the extent of a 2.5% working interest in the Coalinga Prospect in Fresno County, California. The Coalinga Prospect is approximately 5,000 acres in oil and gas leases. Some of the $50,000 consideration paid for our 2.5% interest on July 5, 2001, compensated our predecessors in interest for shared development cost attributed to the 2.5% interest paid through that date. Since July 5, 2001, we have paid $108,690 toward development of the Coalinga Prospect.

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

Producing Wells and Acreage

The following tables set forth information with respect to Delta Oil and Gas' producing well and acreage as of December 31, 2003.

Producing Wells

                                                                                                             Oil                                                  Gas
	Gross	Net	Gross	Net
Glenn County, California	-0-	-0-	1.089
Fresno County, California	-0-	-0-	-0-	-0-
Total	-0-	-0-	1.089

Acreage

                                                                                  Producing                Undeveloped

                                                                            Gross                            Net                                    Gross                                        Net
Glenn County, California	*	*	-0-	-0-
Fresno County, California	-0-	-0-	8,360	209
Total	*	*	8,360	209

* Even though we own an interest in a producing gas well in Glenn County, California, acreage is not typically assigned to a particular well in that state. However, it is estimated that the pool size of the well is 50 acres.

Drilling Activities

Information concerning the number of gross and net wells drilled by Delta Oil and Gas during 2003 is as follows:

                                                                                                                 Gross                                                                       Net
Wells drilled (productive)	-0-	-0-
Dry holes (exploratory)	1.025
Total	1.025

Financing

As of June 30, 2004, we had cash in the amount of $3,046. To continue to pursue our business plan and acquire additional interests in oil and gas projects, we will need additional funding from:
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

Marketing of Production

Each oil and/or gas property that we now own, or may acquire, a percentage interest in will have an operator who will be responsible for marketing production. However, the Liberty-Valance well and the Coalinga Prospect are subject to contractual restrictions that require that non-operators such as Delta Oil & Gas consent to the terms and conditions of any sales contract before it is entered into.

Any non-operator who chooses to do so may negotiate and enter into a sales contract with third parties for the sale of its share of oil and/or gas.

Results of Operations

For the three month period ended June 30, 2004, we earned revenues from gas sales of $4,341. This was down from the three month period ended June 30, 2004, during which time we earned revenues from gas sales of $5,233. This revenue in both years is revenue from our only producing property which represents all of the potential revenue the Company has at this time.

For the three month period ended June 30, 2004, we incurred operating costs and expenses in the amount of $12,243, compared to 14,297 for the same three month period in the prior year. These expenses consisted primarily of general and administrative expenses.

Our net loss for the three months ended June 30, 2004 was $7,902, compared to a net loss of $9,064 in the same three month period in the prior year.

Liquidity and Capital Resources

At June 30, 2004, we had cash on hand totaling $3,046. Accordingly we are in need of additional cash in order to sustain operations. Despite having some revenue from a producing well, our operating expenses run in excess of our revenues. Accordingly, we need to borrow funds in order to sustain our business operations. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary.

Going Concern Considerations

As shown in the accompanying financial statements, we have incurred a net loss of $285,485 since inception. To achieve profitable operations, we requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

We recognize oil and gas sales upon delivery to the purchaser.

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), Mr. Douglas Bolen. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

We are currently not involved in any such litigation which we believe could have a material adverse effect on the Company’s financial position or results of operations.

Item 2.        Changes in Securities

None.

Item 3.        Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.       Other Information

On April 23, 2004, Pamela Starek who had been serving as our principal executive officer, our principal financial officer and as our sole director resigned all her positions as an officer and as a director of the Company. On the same day, Mr. Douglas Bolen was elected to fill each of the vacancies created by the resignation of Mr. Starek.

Item 6.      Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	Bylaws [2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1      Incorporated by reference from the registrant’s Form SB-2 filed February 13, 2002

(b)   Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the three month period ended June 30, 2004. We have not filed any Current Reports on Form 8-K since June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                 Delta Oil & Gas, Inc.

Date:   August 19, 2004                                                                                        /s/ Douglas Bolen
                                                                                                                             Douglas Bolen
                                                                                                                             Chief Executive Office, Chief Financial
                                                                                                                 Officer, and Director

