Form 10QSB
period 2004-09-30
DELTA OIL & GAS INC
filed 2004-11-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]      QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

7,508,500 shares of common stock as of September 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

          (a)      Balance Sheet as of September 30, 2004 (unaudited);

          (b)     Statements of Operations for the three and nine months ended September 30, 2004, and September 30, 2003;

          (c)     Statement of Cash Flow - nine months ended September 30, 2004 and 2003 (unaudited);

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

DELTA OIL & GAS, INC.
(A Development Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30 DECEMBER 31
	2004	2003
ASSETS
Current
Cash	$1,110	$63
Accounts receivable	1,567	5,032
	2,677	5,095

Oil And Gas Properties, at cost based on full cost accounting
Proved oil and gas properties	102,346	102,346
Less: Accumulated depletion	102,346	101,074
	-	1,272

Other Equipment
Computer equipment	1,741	1,741
Less: Accumulated depreciation	1,741	1,628
	-	113

	$2,677	$66,480

LIABILITIES
Current
Accounts Payable	$42,800	$27,283
Accrued interest payable	20,004	13,539
Advances payable	81,655	79,655
Due to related party	20,000	20,000
	164,459	140,477
Promissory Note Payable	32,968	32,968
	197,427	173,445

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized
100,000,000 common shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
7,508,500 common shares at September 30, 2004 and
Decemver 31, 2003	7,509	7,509

Additional paid-in capital	97,116	97,116

Deficient Accumulated During The Development Stage	(299,375)	(271,590)
	(194,750)	(166,965)

	$2,677	$6,480

The accompanying notes are an integral part of these financial statements.

F-1

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

INCEPTION
JANUARY 9
THREE MONTHS ENDED NINE MONTHS ENDED 2001 TO
SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
	2004	2003	2004	2003	2004
Revenue
Oil and gas sales	$148	$4,224	$6,865	$13,661	$84,587

Costs And Expenses
Oil and gas operating
expenses	3,180	2,527	6,243	7,950	33,574
General and
administration	10,858	2,554	27,022	22,498	127,611
Depreciation and
depletion	-	625	1,385	2,323	38,584
Impairment of oil and gas
properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690
	14,038	5,706	34,650	32,771	383,962

Net Loss For The Period	(13,890)	(1,482)	(27,785)	(19,110)	$(299,375)

Deficit, Beginning of
Period	(285,485)	(264,795)	(271,590)	(247,167)

Deficit, End of Period	(299,375)	(266,277)	$(299,375)	$(266,277)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Outstanding Shares	7,508,500	7,508,500	7,508,500	7,508,500

The accompanying notes are an integral part of these financial statements.

F-2

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

INCEPTION
JANUARY 9
NINE MONTHS ENDEND 2001 TO
SEPTEMBER 30 SEPTEMBER 30
	2004	2003	2004

Operating Activities
Net loss	$(27,785)	$(19,110)	$(299,375)

Adjustments To Reconcile net Loss To Net
Cash From Operating Activities
Depreciation and depletion	1,385	2,323	38,584
Impairment of oil and gas properties	-	-	65,503
Dry well costs written off	-	-	118,690

Change in operating assets and liabilities:
Accounts receivable	3,465	(2,540)	(1,567)
Accounts payable	15,517	550	42,800
Accrued interest payable	6,465	4,488	20,004
Net Cash From (Used In) Operating
Activities	(953)	(14,289)	(15,361)

Investing Activities
Purchase of oil and gas properties	-	-	(221,036)
Purchase of other equipment	-	-	(1,741)
Net Cash Used In Investing Activities
	-	-	(222,777)

Financing Activities
Issue of common stock	-	-	104,625
Advance from related party	-	1,500	20,000
Advances payable	2,000	12,956	81,655
Promissory note	-	-	32,968
Net Cash From Financing Activities	2,000	14,456	239,248

Increase (Decrease) In Cash	1,047	167	1,110

Cash, Beginning Of Period	63	1,005	-

Cash, End Of Period	$1,110	$1,172	$1,110

The accompanying notes are an integral part of these financial statements.

F-3

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.   ORGANIZATION AND BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Delta’s entry into the natural gas and oil business began on February 8, 2001.

The Company was incorporated as a Colorado corporation on January 9, 2001.

F-4

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Financing

As of September 30, 2004, we had cash in the amount of $1,110. To continue to pursue our business plan and acquire additional interests in oil and gas projects, we will need additional funding from:
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

Results of Operations

For the three month period ended September 30, 2004, we earned revenues from gas sales of $148. This was down from the three month period ended September 30, 2003, during which time we earned revenues from gas sales of $4,224. This revenue in both years is revenue from our only producing property which represents all of the potential revenue the Company has at this time.

For the three month period ended September 30, 2004, we incurred operating costs and expenses in the amount of $14,038, compared to $5,706 for the same three month period in the prior year. These expenses consisted primarily of general and administrative expenses.

Our net loss for the three months ended September 30, 2004 was $13,890, compared to a net loss of $1,482 in the same three month period in the prior year.

Liquidity and Capital Resources

At September 30, 2004, we had cash on hand totaling $1,110. Our total liabilities as of September 30, 2004 were $197,427. Our liabilities consisted of accounts payable of $42,800, accrued interest payable of 20,004, advances payable of $81,655, debt due to related party $20,000, and a promissory note payable of $32,968. As of September 30, 2004, we had a working capital deficit of $161,792. Accordingly, we are in need of additional cash in order to sustain operations. Despite having some revenue from a producing well, our operating expenses run in excess of our revenues. Accordingly, we need to borrow funds in order to sustain our business operations. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis if we are to be able to participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary.

Going Concern Considerations

As shown in the accompanying financial statements, we have incurred a net loss of $299,375 since inception. To achieve profitable operations, we requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

We recognize oil and gas sales upon delivery to the purchaser.

 Item 3.   Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Douglas Bolen. Based upon that evaluation, the Company's CEO & CFO concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect such controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We are currently not involved in any such litigation which we believe could have a material adverse effect on the Company’s financial position or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.               Other Information

None.

Item 6.                Exhibits

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

                                                                                                                       Delta Oil & Gas, Inc.

Date:     November 15, 2004                                                                           /s/ Douglas Bolen
                                                                                                                       Douglas Bolen
                                                                                                                       Chief Executive Office, Chief Financial
                                                                                                                       Officer, and Director

