Form 10KSB
period 2004-12-31
DELTA OIL & GAS INC
filed 2005-04-19
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                                                                                                                                                                                        For the transition period from _________ to ________

Commission file number: 333-82636
Delta Oil & Gas, Inc.
(Name of small business issuer in its charter)
Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1122 6th Avenue Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number 866-355-3644
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year: $9,041

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $40,057,848 as of March 22, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
41,296,750 Common Shares as of March 22, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1:  Description of Business

Company Overview

We were incorporated under the laws of the State of Colorado on January 9, 2001 under the name "Delta Oil & Gas, Inc." We are engaged in the exploration, development, acquisition and operation of oil and gas properties. Because oil and gas exploration and development requires significant capital and our assets and resources are limited, we participate in the oil and gas industry through the purchase of small interests in either producing wells or oil and gas exploration and development projects.

Description of Business

We are an exploration company focused on developing North American oil and natural gas reserves. The Company's current focus is on the exploration of its land portfolio comprised of working interests in highly prospective acreage in the Southern Alberta Foothills area and is looking to expand its portfolio to include acreage in the US. The disclosure that follows discusses each property that we have an interest in.

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well styled the Liberty Valance RD1 Gas Unit (“Liberty Valance” or the “well”). The well is located in the Rancho Capay Gas Field in Glenn County, California. Our interest was acquired by us at a cost of $90,000. The well is operated by Production Specialties Company (the “operator”) pursuant to an Operating Agreement dated December 29, 2000. Under the Operating Agreement, we are considered a non-operator. The operator markets each non-operator’s share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues.

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

Proved natural gas and oil reserve quantities at December 31, 2004 and 2003, and the related discounted future net cash flows before income taxes are based on estimates prepared by an independent consulting engineer. Such estimates have been prepared in accordance with guidelines established by the SEC.

Our net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves for the Liberty Valance Well are summarized below:

NATURAL GAS (MCF)
Reserves, December 31, 2002	3,846
Extensions and revisions	3,099
Production	(3,497)
Reserves, December 31, 2003	3,448
Extensions and revisions	(493)
Production	(1,671)
Reserves, December 31, 2004	1,284

The standardized measure of discounted future net cash flows relating to our ownership interests in provide natural gas and oil reserves for the Liberty Valance Well is shown below:

	2004	2003
Change due to current year operations:
Sales of natural gas and oil, net of natural gas and oil operating Expenses	$ 7,068	$ 8,203
Changes due to revisions in standardized variables:
Prices	(10,077)	(9,935)
Net Change	(3,009)	(1,732)
Beginning of year	5,130	6,862
End of year	$ 2,121	$ 5,130

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

Todd Creek (Twp. 9 Range 2W5) and Hillspring Prospect (Twp. 5, 6 Range 29-30W4M)

On November 26, 2004, through our wholly owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into two agreements (the "Agreements") with Win Energy Corporation, ("Win") an Alberta based Oil & Gas Exploration Company, in order to acquire an interest in lands and leases owned by Win. Subsequent to the reporting period on or about January 25, 2005, we paid Win the full purchase price set forth in the Agreements and acquired a working interest in two prospective properties known as Todd Creek and Hillspring. Both properties are located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.

Todd Creek

We acquired a 20% working interest in 13.75 sections of land (8800 acres) in Todd Creek for the purchase price of $597,263 (US dollars). We also have an option to acquire an additional 15% interest in 7 additional sections of land (4,480 acres). This option terminates on December 31, 2006.

Included in the acquisition is a test well that has been drilled and cased. Under the terms of this agreement, Win shall assume all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well.

Hillspring Prospect

We acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 (US dollars). We also have an option to acquire an additional 10% working interest in 1.25 sections in the immediate area. This option terminates on July 1, 2005.

Marketing of Production

Each oil and/or gas property that we now own and those that we may later acquire a percentage interest in will have an operator who will be responsible for marketing production. However, the Liberty-Valance well and the Coalinga Prospect are subject to contractual restrictions that require that non-operators such as us consent to the terms and conditions of any sales contract before it is entered into.

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

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Employees

We have no employees other than our sole officer, Mr. Douglas Bolen.

Research and Development

We did not incur any research and development expenditures for the fiscal years ended December 31, 2003 and December 31, 2004.

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

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

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

There are no costs to us at the present time in connection with compliance with environmental laws. Costs, however, could occur at any time through industrial accident or in connection with a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Item 2:  Description of Property

On March 1, 2005, we entered into a 12 month lease of office space at Suite 300-1055 West Hastings Street, Vancouver, British Columbia, Canada for the sum of CDN $1,295 per month.

On March 1, 2005, we also rented a virtual office on a month-to-month basis located at Suite 1600, 144 4th Avenue S.W., Calgary, Alberta T2P 3N4 for CDN $295.00 per month.

We maintain our corporate office at 1122 6th Avenue North, Seattle, Washington 98109. This office space is an office sharing arrangement being provided as an accommodation to us where we can receive mail and perform other minimal corporate functions.

Item 3:  Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Cane Clark LLP, 3273 E. Warm Springs, Rd., Las Vegas, Nevada 89120.

Item 4:  Submission of Matters to a Vote of the Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “DOIG”.

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Market Information

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
December 31, 2004	5.25	0.75
Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	1.19	0.85

On March 30, 2005 closing price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $1.00.

On November 24, 2004, our board of directors approved a five and one-half forward split of our common stock. The forward split took effect on December 15, 2004. Any fractional shares created by this forward split were rounded up to the next whole share. Following this stock split, the number of outstanding shares of our common stock increased from 7,508,500 shares to approximately 41,296,750 shares.

Each shareholder was required to surrender their old certificate to the transfer agent in order to receive a new certificate which reflects the forward split. We have obtained a new CUSIP number, which is 24778R 20 9. Our common stock began trading under a new symbol DOIG effective December 15, 2004.

Penny Stock

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 22, 2005, there are 29 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

During the year ended December 31, 2004, we did not adopt any equity compensation plans.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the past three years.

Subsequent to the reporting period on February 1, 2005, we completed an offering of 1,200,000 Units at $1.00 per Unit to a total of three (3) investors. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for five (5) years from the closing of the offering. The exercise price for the Warrant was priced at $1.50. The total amount we received from this offering was $1,200,000. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $1,800,000.

We completed this offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 6:    Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

For the year ended December 31, 2004, we generated revenues in the amount of $9,041. Our revenue decreased from the year ended December 31, 2003 when we generated revenue in the amount of $17,029. Our revenue in both years was generated from the Liberty Valance Well, our only producing property.  We have retained consultants to prepare reserve reports to provide us with an estimated value of the remaining reserves in the Liberty Valance Well. Based upon these reserve reports, the standardized measure of discounted cash flows for the Liberty Valance Well was estimated to be $5,130 as of December 31, 2003 and $2,121 as of December 31, 2004. The decrease is our reported revenue is attributable to the depletion of the reserves in the Liberty Valance Well. Subsequent to the reporting period, we acquired a working interest in two properties referred to as Todd Creek and Hillspring. As a result of the acquisition of these interests, we anticipate that our revenues will increase during the current year.

We incurred operating costs and expenses in the amount of $40,615 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted of oil and gas operating expenses in the amount of $1,973, general and administrative expenses in the amount of $38,529, and $113 for depreciation and depletion. Our expenses for the year ended December 31, 2003 consisted of oil and gas operating expenses in the amount of $8,826, general and administrative expenses in the amount of $29,077, and $3,549. The increase is general and administrative fees in primarily attributable to an increase in legal fees associated with the acquisition of the Todd Creek and Hillspring properties. The reduction in oil and gas operating expenses is primarily attributable to declining producing of the Liberty Valance Well. As a result of the acquisition of these interests, we anticipate that our operating expenses will increase during the current year.

Our net loss for the year ended December 31, 2004 was $31,574, compared to a net loss of $24,423 in the prior year.

Assets

As of December 31, 2004, we had current assets of $7,863, and total assets in the amount of $59,135. As of December 31, 2004, our only current asset was accounts receivable. Our total assets as of December 31, 2003 were $6,480. The increase in our total assets is attributable to a $50,000 deposit we made on the Todd Creek and Hillspring properties that was booked as unproved oil and gas properties.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $97,674. Our liabilities primarily consisted of accounts payable in the amount of $16,679, accrued interest payable in the amount of $21,648, and $13,122 due to a related party.

Liquidity and Capital Resources

As of December 31, 2004, we had no cash on hand. Our total current liabilities as of December 31, 2004 were $60,420. As a result, we had a working capital deficit of $52,557 on December 31, 2004.

The revenue we generate from a producing well does not exceed our operating expenses. As a result, we needed additional financing in order to sustain our business operations and acquire additional properties. Subsequent to the reporting period on February 1, 2005, we raised proceeds in the amount of $1,200,000 through the sale of our equity securities. This financing was primarily used to acquire the Todd Creek and Hillspring properties. Following the acquisition of these properties, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations and participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the capital necessary.

We intend to fund operations over the next twelve months through increased revenue from oil and gas sales resulting from our property acquisitions and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report that we have suffered recurring losses and net cash outflows from development stage activities. To achieve profitable operations, we required additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. As a result, our auditor’s concluded that there is a substantial doubt about our ability to continue as a going concern.

Revenue Recognition

We use the sale method of accounting for natural gas and oil reserves. Under this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. Volumes sold may differ from the volumes to which we are entitled, based on our interests in the properties. Differences between volumes sold and entitled volumes create oil and gas imbalances which will be generally reflected as adjustments to reported proved oil and gas reserves and future cash flows in the supplemental oil and gas disclosures. If excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, a natural gas or oil imbalance liability will be recorded in the balance sheet.

Item 7:   Financial Statements

Index to Audited Consolidated Financial Statements:

F-2  Independent Auditor’s Report

F-3  Former Independent Auditor’s Report

F-4  Balance Sheets - December 31, 2004 and 2003

F-5  Statements of Operations - Years Ended December 31, 2004 and December 31, 2003

F-6  Statements of Cash Flows - Years Ended December 31, 2004 and December 31, 2003

F-7  Statements of Stockholders’ Equity (Deficiency) - Period from January 9, 2001 (Inception) to December 31, 2004

        F-8  Notes to Consolidated Financial Statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Delta Oil & Gas, Inc. (the “Company”) (A Development Stage Company) as at December 31, 2004, the related statements of operations, stockholders’ (deficiency) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The financial statements as of and for the year ended December 31, 2003, and the cumulative data from January 9, 2001 (inception) to December 31, 2003, were audited by Morgan & Company, Chartered Accountants, and they expressed an unqualified opinion in their report dated March 31, 2004, but they have not performed any auditing procedures since that date.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                 /s/ TELFORD SADOVNICK, P.L.L.C.

                                                                                                                                CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Oil & Gas, Inc.
(A development stage company)

We have audited the balance sheets of Delta Oil & Gas, Inc. (a development stage company) as at December 31, 2003 and the statements of operations, cash flows, and stockholders’ deficiency for the year ended December 31, 2003, and for the cumulative period from inception, January 9, 2001, to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well was evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows, and changes in stockholders’ deficiency for the year ended December 31, 2003, and for the cumulative period from inception, January 9, 2001, to December 31, 2003, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $271,590 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                                                                                                                                “Morgan & Company”

March 31, 2004                                                                                                                                                                                                                                                    Chartered Accountants
Tel:  (604) 687-5841                                                                                                                                                                                                                                    P.O.Box 10007 Pacific Centre
Fax:  (604) 687-0075                                                                                                                                                                                                                        Suite 1488-700 West Georgia Street
www.morgan-cas.com                                                                                                                                                                                                                                   Vancouver, B.C. V7Y 1A1

DELTA OIL & GAS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	December 31
	2004	2003

ASSETS
Current
Cash	$-	$63
Accounts receivable	7,863	5,032
	7,863	5,095
Natural Gas and Oil Properties
Proved property	1,272	1,272
Unproved properties	50,000	-
	51,272	1,272
Other Equipment
Computer equipment	1,741	1,741
Less: Accumulated depreciation	(1,741)	(1,628)
	-	113

	$59,135	$6,480

LIABILITIES
Current
Excess of cheques issued over funds on deposit	$5,283	$-
Accounts payable	16,679	27,283
Accrued interest payable	17,362	11,396
Advances payable	7,974	79,655
Due to related party	13,122	20,000
	60,420	138,334

Promissory Note Payable	37,254	35,111
	97,674	173,445
STOCKHOLDERS’ (DEFICIENCY)
Share Capital
Authorized:
100,000,000 common voting stock, par value $0.001 per share
25,000,000 preferred stock, par value $0.001 per share
Issued and outstanding:
41,296,750 common stock at December 31, 2004 and 2003	41,297	41,297
Additional paid-in capital	63,328	63,328
Share subscriptions received	160,000	-

Deficit Accumulated During The Development Stage	(303,164)	(271,590)
	(38,539)	(166,965)

	$59,135	$6,480

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Period From
			January 9 2001
	Year Ended December 31		(Inception) To December 31
	2004	2003	2004

Revenue
Natural gas and oil sales	$9,041	$17,029	$86,763

Expenses
Natural gas and oil operating expenses	1,973	8,826	29,304
General and administrative expenses	38,529	29,077	139,118
Depreciation and depletion	113	3,549	37,312
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
	40,615	41,452	389,927

Net loss for the period	$(31,574)	$(24,423)	$(303,164)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of outstanding shares	41,296,750	41,296,750

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Period From
			January 9 2001
	Year Ended December 31		(Inception) To December 31
	2004	2003	2004

Cash provided by (used in): Operating Activities
Net loss for the period	$(31,574)	$(24,423)	$(303,164)
Items not involving cash:
Depreciation and depletion	113	3,549	37,312
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
	(31,461)	(20,874)	(81,659)

Changes in non-cash operating working capital items:
Accounts receivable	(2,831)	(5,032)	(7,863)
Accounts payable	(8,587)	(8,587)	16,679
Accrued interest payable	5,966	11,396	17,362
	(38,930)	(23,097)	(55,481)

Investing Activities
Purchase of natural gas and oil properties	(50,000)	-	(271,036)
Purchase of other equipment	-	-	(1,741)
	(50,000)	-	(272,777)

Financing Activities
Issue of common stock	-	-	104,625
Share subscriptions received	160,000	-	160,000
Due to related party	(6,878)	2,752	13,122
Advances payable (repaid)	(71,681)	17,260	7,974
Promissory note payable	2,143	2,143	37,254
	83,584	22,155	322,975

(Decrease) In Cash	(5,346)	(942)	(5,283)

Cash, beginning of period	63	1,005	-

Cash (Excess of Cheques Issued Over Funds on Deposit), end of period	$(5,283)	$63	$(5,283)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY)
(Stated in U.S. Dollars)

PERIOD FROM JANUARY 9, 2001 (INCEPTION) TO DECEMBER 31, 2004

	Common Stock				Deficit Accumulated
	Number of		Additional	Share	During The
	Common	Par	Paid-in	Subscriptions	Development
	Shares	Value	Capital	Received	Stage	Total

Stock issued for cash at $0.0002	13,750,000	$13,750	$(11,250)	$-	$-	$2,500
Stock issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	100,000
Stock issued for cash at $0.045	46,750	47	2,078	-	-	2,125
Net loss	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	(184,407)	(79,782)

Net loss	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328		(247,167)	(142,542)

Net loss	-	-	-	-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	160,000
Net loss	-	-	-	-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	$41,297	$63,328	$160,000	$(303,164)	$(38,539)

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

1.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Colorado, USA on January 9, 2001.

Effective December 15, 2004, the Company conducted a forward split of common stock on the basis of 5 ½ new common stock for every one previously held common stock. All stock and per unit data included in these financial statements have been adjusted to retroactively reflect this forward stock split.

b)	Development Stage Activities

The Company is an independent natural gas and oil development stage enterprise engaged in the acquisition, exploration, development and production of natural gas and oil in the United States and Canada. Since inception, the Company has acquired an 8.9% working interest in a well, which commenced production in February 2001. In 2004, the Company entered into two participation proposal agreements to acquire a 10% and 20% working interest, respectively, in lands and leases in Alberta, Canada.

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, since inception, the Company has suffered recurring losses and net cash outflows from development stage activities.. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom (see unaudited information, “Supplemental Natural Gas and Oil Disclosures”).

b)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

c)     Environmental Protection and Reclamation Costs

The operations of the Company have been, and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration. Therefore, estimated future removal and site restoration costs are presently considered minimal.

d)	Natural Gas and Oil Properties

The Company accounts for its natural gas and oil producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved natural gas and oil reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Depetion of evaluated natural gas and oil properties is computed on the units of production method, based on all proved reserves on a country-by-country basis. Unevaluated natural gas and oil properties are assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of evaluated natural gas and oil properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Natural Gas and Oil Properties (Continued)

The Company adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), "Accounting for Asset Retirement Obligations" in 2003, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. Management has determined that the Company’s asset retirement obligation, which primarily relates to the plugging and abandonment of its natural gas property, is not significant. Accordingly, no liability has been recorded.

e)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2004 and 2003, the Company had no overproduced imbalances.

g)	Other Equipment

Computer equipment is stated at cost. Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

h)	Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of natural gas and oil properties is evaluated subject to the full cost ceiling as described under Natural Gas and Oil Properties.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Loss Per Share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128 (“SFAS 128”), "Earnings Per Share". Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

j)	Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

k)	Financial Instruments

The Company’s financial instruments consist of cheques issued in excess of funds on deposit, accounts receivable, accounts payable, accrued interest payable, advances payable, and amounts due to related parties.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

l)      Foreign currency translation

United States funds are considered the Company’s functional currency. Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction date. Monetary assets and liabilities are adjusted at each balance sheet date to reflect exchange rates prevailing at that date, and non-monetary assets and liabilities are translated at the historical rate of exchange. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each year-end are included in statements of operations.

m)	Stock Based Compensation

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - “Accounting for Stock Based Compensation”.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, “to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

b)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. This Statement amended APB Opinion 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

        c)     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25
               “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

4.  NATURAL GAS AND OIL EXPLORATION RISK

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

5.	NATURAL GAS AND OIL PROPERTIES

a)	Proved Property

On February 7, 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following re-drilling of the well.

	2004	2003

Proved property	$102,346	$102,346
Less: Accumulated depletion	(101,074)	(101,074)
	$1,272	$1,272

b)	Unproved Properties

On November 26, 2004, the Company entered into two participation proposal agreements to acquire a 10% and 20% working interest, respectively, in lands and leases, known as Todd Creek and Hillspring, both in Alberta, Canada. The Company has paid a $50,000 deposit relating to these agreements.

6.	ADVANCES PAYABLE

Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum.

7.    PROMISSORY NOTE PAYABLE

	2004	2003

Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5%	$37,254	$35,111

8.	INCOME TAX

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2003 - 34%) to income before income taxes. The difference results from the following items:

	2004	2003

Computed expected (benefit of) income taxes	$(10,735)	$(8,304)

Increase in valuation allowance	10,735	8,304

Income tax provision	$-	$-

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

8.	INCOME TAX (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	2004	2003

Total income tax operating loss carry forward	$237,062	$205,488

Statutory tax rate	34%	34%

Deferred income tax asset	80,601	69,866

Valuation allowance	(80,601)	(69,866)

Net deferred tax asset	$-	$-

The Company has incurred operating losses and approximately $237,062, which, if unutilized, will expire through to 2024. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2001	$132,030	2021
2002	49,035	2022
2003	24,423	2023
2004	31,574	2024

Total income tax operating loss carry forward	$237,062

9.	RELATED PARTY TRANSACTIONS

Amounts paid to related parties were based on exchange amounts, which represented the amounts agreed upon by the related parties. Amounts paid or payable to related parties not disclosed elsewhere include the following:

a)	During the year ended December 31, 2004, $2,500 (2003 - $1,274) was paid to a director as administration fees;

b)	As at December 31, 2004, accounts payable includes $4,825 (2003 - $4,825) due to the director;

c)	As at December 31, 2004, accrued interest payable includes $13,193 (2003 - $4,775) due to related party.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

DECEMBER 31, 2004

10.	SUBSEQUENT EVENTS

Subsequent to December 31, 2004:

a)	The Company approved a stock option plan.

b)
On February 1, 2005, the Company completed an offering and issued 1,200,000 units at a price of $1 per unit. Each unit consists of one common stock and one common stock purchase warrant exercisable within 5 years at an exercise price of $1.50. The total amount received under this offering was $1,200,000, of which $160,000 had been received prior to December 31, 2004.

c)
On March 1, 2005, the Company entered into a consulting agreement with a contractor who will provide certain corporate development and consulting services to the Company. The term of this agreement will commence on March 1, 2005, and will continue on a month-to-month basis until either party gives notice of termination. The Company will pay $2,500 Canadian funds per month. In addition, the Company granted incentive stock options to the contractor to acquire up to 25,000 common shares at a price of US$1 per share, with vesting as follows: 10,000 options upon execution of the agreement, and 5,000 options on each of June 1, 2005, September 1, 2005 and December 1, 2005. The options are exercisable until February 28, 2010.

d)	On February 8, 2005, the Company formed a new subsidiary company named Delta Oil & Gas (Canada) Inc. in British Columbia, Canada under the provincial Business Corporations Act (BC),

e)
Further to two participation proposal agreements entered into by the Company on November 26, 2004, on or about January 25, 2005 the Company acquired a working interest in two prospective properties, as follows:

i)
a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, for the purchase price of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections (4,480 acres) of land. The option terminates on December 31, 2006. Included in the acquisition is a test well that has been drilled and cased. Under the terms of this agreement, the selling party will assume all costs of drilling and completing or abandoning the test well, up to gross costs of $1,330,000. Thereafter, the Company will assume responsibility of 20% of all costs, risks and expenses relating to the test well.

ii)
a 10% working interest in one section (640 acres) of land in Hillspring, Alberta, Canada, for the purchase price of $414,766. The Company also has an option to acquire an additional 10% working interest in an additional 1.25 sections in the immediate area. This option terminates on July 1, 2005.

DELTA OIL & GAS, INC.
(A Development Stage Company)

SUPPLEMENTAL NATURAL GAS AND OIL DISCLOSURE (Unaudited)
(Stated in U.S. Dollars)

DECEMBER 31, 2004

The following disclosures provide unaudited information required by Statement of Financial Accounting Standards No. 69 (“SFAS 69”), “Disclosures About Oil and Gas Producing Activities”.

Capitalized Costs Incurred

Capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below:

	2004	2003

Property acquisition costs: proved	$90,000	$90,000
Development costs	12,346	12,346
Exploration costs	-	-
	102,346	102,346
Property acquisition costs: unproved	50,000	-

Total costs incurred	$152,346	$102,346

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

Proved natural gas and oil reserve quantities at December 31, 2004 and 2003, and the related discounted future net cash flows before income taxes are based on estimates prepared by an independent consulting engineer. Such estimates have been prepared in accordance with guidelines established by the SEC.

The Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

NATURAL
GAS
(MCF)

Reserves, December 31, 2002	3,846

Extensions and revisions	3,099
Production	(3,497)

Reserves, December 31, 2003	3,448

Extensions and revisions	(493)
Production	(1,671)

Reserves, December 31, 2004	1,284

DELTA OIL & GAS, INC.
(A Development Stage Company)

SUPPLEMENTAL NATURAL GAS AND OIL DISCLOSURE (Unaudited)
(Stated in U.S. Dollars)

DECEMBER 31, 2004

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves is shown below:

	2004	2003

Future cash flows	$8,193	$15,828
Future operating expenses	5,837	10,597
Future net cash flows	2,356	5,231
10% annual discount for estimated timing of cash flows	(235)	(101)

Standardized measure of discounted future net cash flows	$2,121	$5,130

Future cash flows are computed by applying fiscal year-end prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

Future income taxes are based on year-end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

	2004	2003

Changes due to current year operations:
Sales of natural gas and oil, net of natural gas and oil operating expenses	$7,068	$8,203
Changes due to revisions in standardized variables:
Prices	(10,077)	(9,935)
Net change	(3,009)	(1,732)

Beginning of year	5,130	6,862

End of year	$2,121	$5,130

Item 8:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No events occurred during the reporting period requiring disclosure under Item 304(b) of Regulation S-B.

Morgan and Company (the "Former Accountant") resigned as our principal accountants on April 4, 2005. We engaged Telford Sadovnick, P.L.L.C., CPA’s ("Telford") as our principal accountants effective April 5, 2005. The decision to change accountants was approved by our board of directors.  We did not consult with Telford on any matters prior to retaining such firm as our principal accountants.

The Former Accountant's report dated March 31, 2004 on our balance sheets as of December 31, 2003 and 2002, and the statements of operations, cash flows, and changes in stockholders' deficiency for the years ended December 31, 2003 and 2002, and for the cumulative period from inception, January 9, 2001, to December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audited balance sheets as of December 31, 2003 and 2002, and the statements of operations, cash flows, and changes in stockholders' deficiency for the years ended December 31, 2003 and 2002, and for the cumulative period from inception, January 9, 2001, to December 31, 2003, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their report on the financial statements for such periods.

In connection with the audited balance sheets as of December 31, 2003 and 2002, and the statements of operations, cash flows, and changes in stockholders' deficiency for the years ended December 31, 2003 and 2002, and for the cumulative period from inception, January 9, 2001, to December 31, 2003, and the subsequent reviews of interim periods through April 4, 2005, the Former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

Item 8A:  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:  Other Information

None

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 31, 2005.

Name	Age	Office(s) Held
Douglas Bolen	39	President, Chief Executive Officer and Chief Financial Officer
Matthew Philipchuck	33	Director

Douglas N. Bolen, B.A., LL.B.

Mr. Douglas Bolen has been our Chief Executive Officer and Director since April 15, 2004. Mr. Bolen received a Bachelor of Arts from the University of Regina, Saskatchewan in 1991 and his Bachelor of Laws from the University of Saskatchewan in 1995. Mr. Bolen is a member in good standing of the Law Society of Saskatchewan, the Regina Bar Association and the Canadian Bar Association. From 1995 to 1999, Mr. Bolen articled and practiced law at Balfour Moss, Barristers and Solicitors, a large Regina, Canada based law firm with a practice concentration in the area of Corporate Commercial law. From 1999 to the present, Mr. Bolen has been providing consulting services to small to medium sized US based businesses.

Mr. Matthew Philipchuk

Mr. Philipchuk was appointed as a member of our board of directors in February 2005. From 1995 to the present, Matthew Philipchuck has been President, VP Operations and a co-founder of Odin Capital Inc., a Calgary-based Oil & Gas exploration company. In 2004, Mr. Philipchuk co-founded Win Energy Corporation, an oil and gas company based in Calgary, Alberta, Canada. He currently holds the position of VP Operations at Win Energy Corporation. In this capacity, he manages operations, public relations and administration as well as assists in corporate finance and joint ventures.

Set forth below is a brief description of the background and business experience of our former executive officers and directors.

Name	Age	Office(s) Previously Held	Period of Service
Pamela Starek	38	President, Director	January 2001 - April 2004

Pamela Starek, Former President

From 1995 to 1998, Ms. Starek was the corporate secretary for and an executive for Corporate Concepts Inc., a management company specializing in managing public companies that trade on the Canadian Venture Exchange. From 1997 to 1999, Ms. Starek was a partner and owner of International Canadian Model Management Corp., an international talent company. From 1999 to the present, Ms. Starek serves as the corporate secretary for a number of publicly traded companies that trade on the Canadian Venture Exchange. In 1984, Ms. Starek completed the General Studies Certificate from Douglas College in New Westminster, BC. From 1984 to 1986 she studied at the University of British Columbia. In 1994, Ms. Starek completed the

Entrepreneurial Business Development program at the British Columbia Institute of Technology in Burnaby, BC. Pamela resigned as President in April 2004.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Other than our President, Douglas N. Bolen, we do not have any significant employees.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is list as an exhibit to this annual report and is incorporated by reference.

Item 10:  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Douglas Bolen	Director, CEO, and CFO	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	1,900 0 0
Pamela Starek	Former President, Director	2004 2003 2002	0 1,274 3,398	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Steve Burwell	Former Secretary	2004 2003 2002	0 0 500	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation to Directors

During August 2004, Mr. Bolen received a one-time payment of $1,900 in exchange for research on a company project.

Mr. Philipchuk was appointed as a member of our board of directors in February 2005. Commencing in March 2005, Mr. Philipchuk will receive $2,000 in Canadian dollars on a monthly basis for services rendered as a member of our board of directors.

Stock Option Grants

We did not grant any stock options to our executive officers or employees during the year ended December 31, 2004.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and related
Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at April 15, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Current Executive Officers and Directors
Common	Douglas N. Bolen Suite 509-456 Moberly Rd. Vancouver, British Columbia Canada, V5Z 4L7	500,000	1.2%
Common	Matthew Philipchuk 2111 36th Avenue SW Calgary, Alberta Canada, T2T 2Hi	400,000	0.97%
Total of All Current Executive Officers and Directors		900,000	2.2%
More than 5% Beneficial Holders
Common	Pamela Starek 2288 Marstrand Avenue, Suite 111 Vancouver, BC Canada V6K 4S9	12,850,000	31.1%

The percent of class is based on 41,296,750 shares of common stock issued and outstanding as of April 15, 2005.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12:  Certain Relationships and Related Transactions

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us

•	On or about January 25, 2005, we acquired from Win Energy Corporation a working interest in two prospective properties known as Todd Creek and Hillspring. Both properties are located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt. Mr. Philipchuck co-founded Win Energy Corporation and serves as their VP
                 Operations. Mr. Philipchuck was appointed as a member of our board of directors in February 2005.
Item 13:  Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws [1]
10.1	Agreement to Acquire Interest in Todd Creek [2]
10.2	Agreement to Acquire Interest in Hillspring [2]
10.3	Amendment to Todd Creek and Hillspring Agreements [2]
14.1	Code of Ethics [3]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to Registration Statement on Form SB-2 filed on February 13, 2002
2 Incorporated by reference to current report on Form 8-K filed on February 15, 2002
3 Incorporated by reference to annual report on Form 10-KSB for the year ended December 31, 2003

Item 14:  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were $2,474 and $5,310 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $1,120 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

By:	/s/ Douglas Bolen
Douglas Bolen
President
Date: April 15, 2005