Form 10QSB
period 2005-03-31
DELTA OIL & GAS INC
filed 2005-05-16
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 333-82636

Delta Oil & Gas, Inc.
(Exact name of small Business Issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1122 6th Street, Seattle, Washington 98109
(Address of principal executive offices)

866-355-3644
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,496,750 common shares as of May 11, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005;
(b)	Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Consolidated Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(d)	Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for period from inception, January 9, 2001, to March 31, 2005; and
(e)	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2005	2004

ASSETS
Current
Cash	$107,926	$-
Accounts receivable	8,232	7,863
Prepaid expenses	1,071	-
	117,229	7,863

Natural Oil And Gas Properties
Proved property	1,272	1,272
Unproved properties	1,012,038	50,000
	1,013,310	51,272
Other Equipment
Computer equipment	3,492	1,741
Less: Accumulated depreciation	(1,741)	1,741
	1,751	-

	$1,132,290	$59,135

LIABILITIES
Current
Excess of cheques issued over funds on deposit	$-	$5,283
Accounts payable	27,258	16,679
Accrued interest payable	-	17,362
Advances payable	-	7,974
Due to related party	-	13,122
	27,258	60,420
Promissory Note Payable	37,783	37,254
	65,041	97,674

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
41,296,750 common shares at March 31, 2005 and December 31, 2004	41,297	41,297

Additional paid-in capital	63,328	63,328
Share subscriptions received	1,300,000	160,000

Deficit Accumulated During The Development Stage	(337,376)	(303,164)
	1,067,249	(38,539)

	$1,132,290	$59,135

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			JANUARY 9
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Revenue
Oil and gas sales	$1,936	$2,376	$88,699

Costs And Expenses
Oil and gas operating expenses	1,322	1,563	30,626
General and administration	34,826	5,421	173,944
Depreciation and depletion	-	1,385	37,312
Impairment of oil and gas properties	-	-	65,503
Dry well costs written off	-	-	118,690
	36,148	8,369	426,075

Net Loss For The Period	$(34,212)	$(5,993)	$(337,376)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Outstanding Shares	41,296,750	41,296,750

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			JANUARY 9
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Cash Flows From (Used By) Operating Activities
Net loss for the period	$(34,212)	$(5,993)	$(337,376)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Depreciation and depletion	-	1,385	37,312
Impairment of oil and gas properties	-	-	65,503
Dry well costs written off	-	-	118,690

Change in operating assets and liabilities:
Accounts receivable	(369)	433	(8,232)
Accounts payable	10,579	3,248	27,258
Accrued interest payable	(17,362)	-	-
Prepaid expenses	(1,071)	2,143	(1,071)
Net Cash From (Used By) Operating Activities	(42,435)	1,216	(97,916)

Cash Flows Used By Investing Activities
Purchase of oil and gas properties	(962,038)	-	(1,233,074)
Purchase of other equipment	(1,751)	-	(3,492)
Net Cash Used By Investing Activities	(963,789)	-	(1,236,566)

Cash Flows From Financing Activities
Issue of common stock	-	-	104,625
Share subscriptions received	1,140,000	-	1,300,000
Due to related party	(13,122)	-	-
Advances payable (repaid)	(7,974)	-	-
Promissory note payable	529	-	37,783
Net Cash From Financing Activities	1,119,433	-	1,442,408

Increase In Cash	113,209	1,216	107,926

Cash (Excess Of Cheques Issued Over Funds On Deposit), Beginning Of Period	(5,283)	63	-

Cash, End Of Period	$107,926	$1,279	$107,926

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 9, 2001, TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
	NUMBER OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-	2,125
Net loss for the period	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	(184,407)	(79,782)

Net loss for the year	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	(247,167)	(142,542)

Net loss for the year	-	-	-	-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	160,000
Net loss for the year	-	-	-	-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	(303,164)	(38,539)

Share subscriptions received	-	-	-	1,140,000	-	1,140,000

Net loss for the period	-	-	-	-	(34,212)	(34,212)

Balance, March 31, 2005	41,296,750	$41,297	$63,328	$1,300,000	$(337,376)	$1,067,249

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

2.	ORGANIZATION AND BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Delta’s entry into the natural gas and oil business began on February 7, 2001.

The Company was incorporated as a Colorado corporation on January 9, 2001.

3.	OIL AND GAS PROPERTIES

On February 7, 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

During the year ended December 31, 2004, the Company, through its wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada) Inc., entered into two Participation Proposal Agreements to acquire an interest in lands and leases in Alberta, Canada. The Company has paid a $50,000 deposit relating the agreements.

During the three months period ended March 31, 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, for the purchase price of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land. The option terminates on December 31, 2006.

During the three months period ended March 31, 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, for the purchase price of $414,766. The Company also has an option to acquire an additional 10% working interest in an additional 1.25 sections. The option terminates on July 1, 2005.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

4.	SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company issued 1,200,000 units at a price of $1.00 per unit for proceeds of $1,200,000, of which $1,140,000 was received during the three month period ended March 31, 2005. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

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

Management’s Discussion and Analysis

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Southern Alberta Foothills area. The disclosure that follows discusses each property that we have an interest in.

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

Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 1,284 (MCF) on December 31, 2004 translating in an estimate of $2,121 for the standardized measure of discounted cash flows remaining from reserves.

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

The first prospect was tested with a 12,000 foot well known as Olympic Coalinga No. 1. Even though certain intervals encountered totaling 49 feet returned excellent resistivity, the well was dry and is capped. We are obligated to contribute 2.5% of all drilling costs in the Coalinga Prospect in order to share in any recovery. We expended $108,690 on Olympic Coalinga No. 1 which was a dry hole. No drilling in the Coalinga Prospect is taking place at the present time or is anticipated to occur in the foreseeable future. Accordingly, the entirety of the Coalinga Prospect at the present time is undeveloped acreage consisting of 8,360 acres of which our interest is 2.5%.

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

We have commenced drilling on a well located in Todd Creek property. Following the drilling and evaluation of this well, further drilling is anticipated during the second half of the year on this property.

Hillspring Prospect

We acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 (US dollars). We also have an option to acquire an additional 10% working interest in 1.25 sections in the immediate area. This option terminates on July 1, 2005.

Results of Operations

For the three month period ended March 31, 2005, we earned revenues from gas sales of $1,936, compared to revenue of $2,376 for the same three month period in the prior year. Our revenue was entirely attributable to sales of natural gas from the Liberty Valance Well. The decrease is our reported revenue is attributable to the depletion of the reserves in the Liberty Valance Well. During the reporting period, we acquired a working interest in two prospective properties known as Todd Creek and Hillspring located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt. We anticipate that our revenues will increase if proved reserves that are capable of being mined are found on our recently acquired properties and subsequently sold.

For the three month period ended March 31, 2005 we incurred costs and expenses in the amount of $36,148, compared to costs and expenses of $8,369 for the same three month period in the prior year. Our expense during the three months ended March 31, 2004 primarily consisted of general and administrative expenses in the amount of $34,826. This significant increase in costs and expenses is attributable to administrative expenses we incurred in connection with the following:

•	our acquisition of the Todd Creek and Hillspring properties,
•	development of our corporate website located at www.deltaoilandgas.com, and
•	the acquisition of additional office space.

Assets

As of March 31, 2005, we had current assets of $117,229, and total assets in the amount of $1,132,290. We had total assets in the amount of $59,135 as of December 31, 2004. The increase in our total assets in primarily attributable our acquisition of the Todd Creek and Hillspring properties during the reporting period that was booked as unproved oil and gas properties in the amount of $1,012,038.

Liabilities and Stockholders Deficit

Our only liability as of March 31, 2004 was accounts payable in the amount of $65,041.

Liquidity and Capital Resources

As of March 31, 2005, we had total assets of $117,229 and total liabilities in the amount of $65,041. As a result, on March 31, 2005 we had working capital of $52,188.

On February 1, 2005, we complete a private equity offering and raised proceeds in the amount of $1,200,000. The increase in our cash since December 31, 2004 was primarily attributable to the proceeds raised in this offering. This financing was primarily used to acquire the Todd Creek and Hillspring properties. The revenue we generate from a producing well currently does not exceed our operating expenses. Following the acquisition of these properties, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations and participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the necessary capital.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report for the fiscal year ended December 31, 2004 that we have suffered recurring losses and net cash outflows from development stage activities. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. As a result, our auditor’s concluded that there is a substantial doubt about our ability to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below discloses all issuance of our equity securities without registration under the Securities Act of 1933 during the reporting period.

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

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the reporting period.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	May 12, 2005

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer, Chief Financial Officer, and Director