Form 10QSB
period 2005-06-30
DELTA OIL & GAS INC
filed 2005-08-12
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-82636
Delta Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1122 6th Street, Seattle, Washington 98109
(Address of principal executive offices)

866-355-3644
(Issuer’s telephone number)
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,496,750 common shares as of June 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of June 30, 2005.
(b)	Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004;
(c)	Consolidated Statements of Cash Flow for the six month period ended June 30, 2005 and 2004;
(d)	Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for period from inception, January 9, 2001, to June 30, 2005; and
(e)	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2005	2004

ASSETS
Current
Cash	$132,542	$-
Accounts receivable	8,680	7,863
Prepaid expenses	1,057	-
	142,279	7,863
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	1,221,975	50,000
	1,223,247	51,272
Other Equipment
Computer equipment	3,492	1,741
Less: Accumulated depreciation	(1,812)	1,741
	1,680	-

	$1,367,206	$59,135

LIABILITIES
Current
Excess of checks issued over funds on deposit	$-	$5,283
Accounts payable	24,729	16,679
Accrued interest payable	-	17,362
Advances payable	-	7,974
Due to related party	-	13,122
	24,729	60,420
Promissory Note Payable	38,318	37,254
Subscriptions Received (Note 4)	383,985	-
	447,032	97,674
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
42,496,750 common shares at June 30, 2005 and 41,296,750 shares at December 31, 2004	42,497	41,297

Additional paid-in capital	1,261,868	63,328
Share subscriptions received	-	160,000

Deficit Accumulated During The Development Stage	(384,191)	(303,164)
	920,174	(38,539)

	$1,367,206	$59,135

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					JANUARY 9
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Revenue
Natural gas and oil sales	$1,852	$4,341	$3,788	$6,717	$90,551

Costs And Expenses
Natural gas and oil operating expenses	1,346	1,500	2,668	3,063	31,972
General and administration	47,250	10,743	82,076	16,164	221,194
Depreciation and depletion	71	-	71	1,385	37,383
Impairment of natural gas and oil properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690
	48,667	12,243	84,815	20,612	474,742

Net Loss For The Period	$(46,815)	$(7,902)	$(81,027)	$(13,895)	$(384,191)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Outstanding Shares	42,074,772	41,296,750	41,687,910	41,296,750

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			JANUARY 9
	SIX MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Flows Used By Operating Activities
Net loss for the period	$(81,027)	$(13,895)	$(384,191)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Depreciation and depletion	71	1,385	37,383
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690

Change in operating assets and liabilities:
Accounts receivable	(817)	(641)	(8,680)
Accounts payable	8,050	7,689	24,729
Accrued interest payable	(17,362)	-	-
Prepaid expenses	(1,057)	-	(1,057)
Net Cash Used By Operating Activities	(92,142)	(5,462)	(147,623)

Cash Flows Used By Investing Activities
Purchase of natural gas and oil properties	(1,171,975)	-	(1,443,011)
Purchase of other equipment	(1,751)	-	(3,492)
Net Cash Used By Investing Activities	(1,173,726)	-	(1,446,503)

Cash Flows From Financing Activities
Issue of common stock	1,139,740	-	1,304,365
Share subscriptions received	283,985	-	383,985
Due to related party	(13,122)	8,445	-
Advances payable (repaid)	(7,974)	-	-
Promissory note payable	1,064	-	38,318
Net Cash From Financing Activities	1,403,693	8,445	1,726,668

Increase In Cash	137,825	2,983	132,542

Cash (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	(5,283)	63	-

Cash, End Of Period	$132,542	$3,046	$132,542

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 9, 2001, TO JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

					DEFICIT
	COMMON STOCK				ACCUMULATED
	NUMBER OF		ADDITIONAL	SHARE	DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-	2,125
Net loss for the period	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	(184,407)	(79,782)

Net loss for the year	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	(247,167)	(142,542)

Net loss for the year	-	-	-	-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	160,000
Net loss for the year	-	-	-	-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	(303,164)	(38,539)

Shares issued for cash at $1.00, net of share issuance cost	1,200,000	1,200	1,198,540	(60,000)	-	1,139,740
Share subscriptions received	-	-	-	283,985	-	283,985
Net loss for the period	-	-	-	-	(81,027)	(81,027)

Balance, June 30, 2005	42,496,750	$42,497	$1,261,868	$383,985	$(384,191)	$1,304,159

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

2.	ORGANIZATION AND BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States.

The Company was incorporated in Colorado on January 9, 2001.

3.	NATURAL GAS AND OIL PROPERTIES

On February 7, 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As of June 30, 2005, a cash call of $209,946 has been paid as share of costs for a proposed drilling program.

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766. The Company also had an option to acquire an additional 10% working interest in an additional 1.25 sections by paying $207,833 by July 1, 2005. The Company elected not to exercise this option and the option expired.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

The Company entered into a participation agreement, dated May 25, 2005, with a California based oil and gas company where the Company has been granted the right to earn a 68% working interest in a test well and a 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations. No costs have been incurred as of June 30, 2005.

4.	SHARE CAPITAL

On May 2, 2005, the Company issued 1,200,000 units at a price of $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

As of June 30, 2005, the Company has received $383,985 as subscriptions for units at a price of $1.00 per unit. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

5.	RELATED PARTIES

During the three months ended June 30, 2005, the Company paid $8,000 (2004 - $Nil) for management fees to a director of the Company.

An amount of $2,127 is due to a director of the Company.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Northern California and the Southern Alberta Foothills area in Canada. The disclosure that follows related to each property that we have an interest in.

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well styled the Liberty Valance RD1 Gas Unit (“Liberty Valance” or the “well”). The well is located in the Rancho Capay Gas Field in Glenn County, California. Our interest was acquired by us at a cost of $90,000. The well is operated by a California based oil and gas company (the “operator”) pursuant to an Operating Agreement dated December 29, 2000. Under the Operating Agreement, we are considered a non-operator. The operator markets each non-operator’s share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues.

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

Coalinga Prospect

On July 5, 2001, we acquired for consideration of $50,000, the right to participate to the extent of a 2.5% working interest in the Coalinga Prospect in Fresno County, California. The Coalinga Prospect is approximately 5,000 acres in oil and gas leases. A portion of the $50,000 consideration paid for our 2.5% interest on July 5, 2001 compensated our predecessors in interest for shared development cost attributed to the 2.5% interest paid through that date. Since July 5, 2001, we have paid $108,690 toward development of the Coalinga Prospect.

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

During the reporting period, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well is now being evaluated and tested. The operator will not release any information until such time that the testing on the 13-28 well is completed. We anticipate that the results of this well will be received prior to end of the fiscal year.

Subsequent to the reporting period, another well was drilled on the Todd Creek property. This well is located in 7-16-9-2W5 in Alberta, Canada and we will refer to this well as the “7-16 well.” The 7-16 well was previously drilled in October 2004. Following subsequent evaluation, the operator recommended that additional drilling take place on the 7-16 well to increased depths. The operator will conduct further testing and evaluation after drilling is complete. We anticipate that the results of this well will be received prior to end of the fiscal year.

Hillspring Prospect

We acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 (US dollars). Our acquisition of an interest in this property included an option to acquire an additional 10% working interest in 1.25 sections in the immediate area. We did not exercise this option and it expired on July 1, 2005.

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with a California based oil and gas company.  This California company has the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East, M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. We refer to this property as the “Cache Slough Prospect.” Based upon an agreement with the property owner, this California company will be responsible all costs and receive 68% of the revenue generated from the wells drilled on the property. The property owner will receive the remaining 32% of revenue. This California company has agreed to grant us a right to acquire 12.5% of their 68% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of the California company's 68% interest. Drilling of the first well on the Cache Slough Prospect is expected to occur prior to the end of the third quarter.

Results of Operations

For the three month period ended June 30, 2005, we earned revenues from gas sales of $1,852, compared to revenue of $4,341 for the same three month period in the prior year.  For the six month period ended June 30, 2005, we earned revenues from gas sales of $3,788, compared to revenue of $6,717 for the same six month period in the prior year.  Our revenue was entirely attributable to sales of natural gas from the Liberty Valance Well. The decrease is our reported revenue for the three and six month period ended June 30, 2005 is attributable to the depletion of the reserves in the Liberty Valance Well. We anticipate that our revenues will increase if proved reserves that are capable of being mined are found on our recently acquired properties and subsequently sold.

For the three month period ended June 30, 2005 we incurred costs and expenses in the amount of $48,667, compared to costs and expenses of $12,243 for the same three month period in the prior year.  For the six month period ended June 30, 2005 we incurred costs and expenses in the amount of $84,815, compared to costs and expenses of $20,612 for the same three month period in the prior year.  Our expenses during the three and six months ended June 30, 2005 primarily consisted of general and administrative expenses.  We incurred general and administrative expenses in the amount of $47,250 for the three month ended June 30, 2005 and $82,076 for the six month period ended June 30, 2005.  This significant increase in costs and expenses is attributable to increased administrative expenses we incurred in connection with the following:

•	Rent payment in connection the acquisition of additional office space;
•	The creation of information packages available for interested parties upon request; and
•	Fees paid to consultants and outside directors.

Assets

As of June 30, 2005, we had current assets of $142,279, and total assets in the amount of $1,367,206. We had total assets in the amount of $59,135 as of December 31, 2004. The increase in our total assets in primarily attributable our acquisition of a working interest in the Todd Creek and Hillspring properties during the previous reporting period that was booked as unproved oil and gas properties in the amount of $1,012,038.

Liabilities and Stockholders Deficit

As of June 30, 2005, we had total liabilities in the amount of $447,032. Our only current liability was accounts payable in the amount of $24,729. We booked $383,985 as a liability for subscriptions received in a private equity offering and these subscriptions were accepted by the board of directors subsequent to the reporting period.

Liquidity and Capital Resources

As of June 30, 2005, we had total current assets of $142,279 and total current liabilities in the amount of $24,729. As a result, on June 30, 2005 we had working capital of $117,550.

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

Subsequent to the reporting period, we commenced a private equity offering and received $383,985 in total proceeds for 383,985 Units at $1.00 per Unit. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for five (5) years from the closing of the offering. This financing will primarily be used to pay expenses associated with the drilling and testing of wells located on the Todd Creek property and Cache Slough Prospect.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Subsequent to the reporting period, we sold of 383,985 Units at $1.00 per Unit to a total of two (2) investors. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for five (5) years from the closing of the offering. The exercise price for the Warrant was priced at $1.50. The total amount we received from this sale of securities was $383,985. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $575,978.

We completed this sale of unregistered securities pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Farmout Agreement relating to Cache Slough Prospect *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to Current Report on Form 8-K filed on May 26, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	August 10, 2005

By:/s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer. Chief Financial Officer and Director