Form 10QSB
period 2005-09-30
DELTA OIL & GAS INC
filed 2005-11-21
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-82636

Delta Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1122 6th Avenue North, Seattle, Washington 98109
(Address of principal executive offices)

866-355-3644
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,050,735 common shares as of September 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Consolidated Balance Sheet as of September 30, 2005.	F-1
(b)	Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004;	F-2
(c)	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and	F-3
(d)	Unaudited Consolidated Statement of Changes in Stockholders' Equity (Deficiency)	F-4
(d)	Notes to Unaudited Consolidated Financial Statements	F-5

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)
	SEPTEMBER 30	DECEMBER 31
	2005	2004
		(Audited)
ASSETS
Current
Cash	$845,758	$-
Accounts receivable	9,393	7,863
Prepaid expenses	8,047	-
	863,198	7,863
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	1,919,393	50,000
	1,920,665	51,272
Other Equipment
Computer equipment	3,492	1,741
Less: Accumulated depreciation	(1,957)	1,741
	1,535	-

	$2,785,398	$59,135

LIABILITIES
Current
Excess of checks issued over funds on deposit	$-	$5,283
Accounts payable	309,945	16,679
Accrued interest payable	-	17,362
Advances payable	-	7,974
Due to related party	-	13,122
Current portion of notes payable	211,441	-
	521,386	60,420
Promissory Note Payable (Note 4)	-	37,254
	521,386	97,674

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
43,050,735 common shares at September 30, 2005 and 41,296,750 shares at December 31, 2004	43,051	41,297

Additional paid-in capital	2,050,013	63,328
Share subscriptions received	899,985	160,000
Stock options receivable	(16,000)	-

Deficit Accumulated During The Development Stage	(713,037)	(303,164)
	2,264,012	(38,539)

	$2,785,398	$59,135

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO SEPTEMBER 30
	2005	2004	2005	2004	2005

Revenue
Natural gas and oil sales	$1,073	$148	$4,861	$6,865	$91,624

Costs And Expenses
Natural gas and oil operating expenses	922	3,180	3,590	6,243	32,894
General and administration	60,137	10,858	142,213	27,022	281,331
Depreciation and depletion	146	-	217	1,385	37,529
Impairment of oil and gas properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690
Stock based compensation	268,714	-	268,714	-	268,714
	329,919	14,038	414,734	34,650	804,661

Net Loss For The Period	$(328,846)	$(13,890)	$(409,873)	$(27,785)	$(713,037)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Outstanding Shares	42,664,440	41,296,750	42,016,997	41,296,750

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO SEPTEMBER 30
	2005	2004	2005

Cash Flows Used By Operating Activities
Net loss for the period	$(409,873)	$(27,785)	$(713,037)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Depreciation and depletion	217	1,385	37,529
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock based compensation	268,714	-	268,714

Change in non-cash operating working capital items:
Accounts receivable	(1,530)	3,465	(9,393)
Accounts payable	293,266	15,517	309,945
Accrued interest payable	(17,362)	6,465	-
Prepaid expenses	(8,047)	-	(8,047)
Net Cash Used By Operating Activities	125,385	(953)	69,904

Cash Flows Used By Investing Activities
Purchase of natural gas and oil properties	(1,869,394)	-	(2,140,430)
Purchase of other equipment	(1,751)	-	(3,492)
Net Cash Used By Investing Activities	(1,871,145)	-	(2,143,922)

Cash Flows From Financing Activities
Issue of common stock	1,719,725	-	1,824,350
Share subscriptions received	739,985	-	899,985
Share subscriptions receivable	(16,000)	-	(16,000)
Due to related party	(13,122)	-	-
Advances payable	(7,974)	2,000	-
Promissory notes payable	174,187	-	211,441
Net Cash From Financing Activities	2,596,801	2,000	2,919,776

Increase In Cash	851,041	1,047	845,758

Cash (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	(5,283)	63	-

Cash, End Of Period	$845,758	$1,110	$845,758

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 9, 2001, TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK					DEFICIT ACCUMULATED
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	STOCK OPTIONS RECEIVABLE	DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	2,125
Net loss for the period	-	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	(79,782)

Net loss for the year	-	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	(142,542)

Net loss for the year	-	-	-	-	-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000		-	160,000
Net loss for the year	-	-	-		-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	(38,539)

Shares issued for cash at $1.00, net of share issuance cost	1,583,985	1,584	1,582,141	(160,000)	-	-	1,423,725
Options exercised for cash at $0.80	170,000	170	135,830	-	(16,000)	-	120,000
Stock based compensation	-	-	268,714	-	-	-	268,714
Share subscriptions received				899,985			899,985
Net loss for the period	-	-	-	-	-	(409,873)	(409,873)
Balance, September 30, 2005	43,050,735	$43,051	$2,050,013	899,985	(16,000)	$(713,037)	$2,264,012

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

2.	ORGANIZATION AND BUSINESS

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada.

The Company was incorporated in Colorado on January 9, 2001.

3.	NATURAL GAS AND OIL PROPERTIES

In February 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As at September 30, 2005, a cash call of $597,263 has been paid as share of costs for a proposed drilling program.

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766. The Company also has an option to acquire an additional 10% working interest in an additional 1.25 sections by paying $207,833 by July 1, 2005, later the Company elected not to exercise this option and the option expired.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

In May 2005, the Company entered into a participation agreement with Production Specialties Company (“PSC”) where the Company has been granted the right to earn a 68% working interest in a test well and a 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations. As at September 30, 2005, a cash call of $102,806 has been paid as share of costs for a proposed drilling program.

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.

A director of the Company maintains a 50% ownership interest in Odin.

As at September 30, 2005, the Company has advanced $207,294 as its share of the costs.

4.	PROMISSORY NOTES PAYABLE

The promissory note payable, in the amount of $172,012, is unsecured, payable on or before October 6, 2005, and has a fixed amount of $2,000 for interest.  At September 30, 2005 interest has accrued in the amount of $575.

The promissory note payable, in the amount of $32,968, is unsecured, payable on or before January 4, 2006, and accrues interest at 6.5% per annum.  At September 30, 2005 interest has accrued in the amount of $5,886.

5.	SHARE CAPITAL

a)     On May 2, 2005, the Company issued 1,200,000 units at a price of $1.00 per unit for gross proceeds of $1,200,000. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

On August 29, 2005, the Company issued 383,985 units at a price of $1.00 per unit for gross proceeds of $383,985. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

On September 8, 2005, the Company issued 70,000 common shares for exercise of stock options at $0.80 per share. At September 30, 2005, there is an amount of $16,000 receivable relating to this share issuance.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

5.	SHARE CAPITAL (Continued)

On September 14, 2005, the Company issued 100,000 common shares for exercise of stock options at $0.80 per share.

As at September 30, 2005, the Company has received $899,985 as subscriptions for units at a price of $1.00 per unit. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

b)    Stock Options

 During the nine months ended September 30, 2005, the company granted 550,000 stock options to consultants exercisable at a price of $0.80 until June 30, 2008.

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $268,714 was recorded during the nine months ended September 30, 2005.

The changes in stock options are as follows:
	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance	-	$-

Granted	550,000	$0.80
Exercised	(170,000)	$(0.80)

Balance outstanding, December 31, 2004	380,000	$(0.80)

The following table summarized information about the stock options outstanding at September 30, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBERS OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 0.80	380,000	2.75	242,500

The fair value of stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weigthed average fair value of options granted was $0.65 per share.  The assumptions used to calculate the fair value are as follows:

Dividend yield	0
Expected volatility	82%
Risk free interest rate	3.77%
Expected life	3 years

Changes in the subjective input assumptions can materially affected the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options.

6.	RELATED PARTIES

During the six months ended September 30, 2005, the Company paid $14,731 (2004 - $Nil) for management fees to a director of the Company.

An amount of $139 is due to a director of the Company.

7.	SUBSEQUENT EVENT

Subsequent to September 30, 2005, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

Item 2.     Management’s Discussion and Analysis

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

Management’s Discussion and Analysis

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Northern California and the Southern Alberta Foothills area in Canada. The following disclosure relates to each property that we have an interest in.

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

Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 1,284 (MCF) on December 31, 2004 translating in an estimate of $2,121 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2004.

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

During the second quarter of this year, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well is now being evaluated and tested. The operator will not release any information until such time that the testing on the 13-28 well is completed. We anticipate that the results of this well will be received prior to end of the fiscal year.

During the reporting period, another well was drilled on the Todd Creek property. This well is located in 7-16-9-2W5 in Alberta, Canada and we will refer to this well as the “7-16 well.” The 7-16 well was previously drilled in October 2004. Following subsequent evaluation, the operator recommended that additional drilling take place on the 7-16 well to increased depths. The operator will conduct further testing and evaluation after drilling is complete. We anticipate that the results of this well will be received prior to end of the fiscal year.

Hillspring Prospect

We acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 (US dollars). Our acquisition of an interest in this property included an option to acquire an additional 10% working interest in 1.25 sections in the immediate area. We did not exercise this option and it expired on July 1, 2005.

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with A California based oil and gas company. This California company has the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East, M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. We refer to this property as the “Cache Slough Prospect.” Based upon an agreement with the property owner, this California company will be responsible all costs and receive 68% of the revenue generated from the wells drilled on the property. The property owner will receive the remaining 32% of revenue. This California company agreed to grant us a right to acquire 12.5% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 12.5% of all revenue generated by the property.

Drilling of the first well on this property commenced in July of 2005. Preliminary drill logs indicated that this is a potential gas well and the operator then completed the well for testing. Further testing resulted in the discovery of natural gas with flow rates suitable for commercial production. The well will be tied in to a nearby pipeline to accommodate the natural gas production. Flow rates and reserve size will be announced after the well has commenced commercial production. We expect to commence commercial production of this well within the next 60 to 90 days.

Based on the positive results from the first well drilled on this property, we anticipate drilling additional wells on this property. We anticipate that our plans for future drilling on this property will be completed in the first quarter of the next fiscal year.

Leduc Formation Test Well

On September 23, 2005, we entered into a Farmout Agreement (“Agreement”) with Odin Capital Inc. (“Odin”), a Calgary, Alberta corporation. Mr. Philipchuk maintains an ownership interest in Odin and also is a member of our board of directors. Odin has the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property. In exchange for us paying 4.0000% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well, we will have earned:

a)	in the Spacing Unit for the Earning Well:

i)	a 2.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation; and

ii)
a 4.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of our Interest; and

b)	a 1.600% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

c)	a 1.289% interest in the rights below the base of the Shunda formation in Section 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us were $253,977. The targeted depth of the well is approximately 13,500 feet and we expect to complete drilling before the end of the fiscal year.

Results of Operations for the Three and Nine Months Ended September 30, 2005

For the three month period ended September 30, 2005, we earned revenues from gas sales of $1,073 compared to revenue of $148 for the same three month period in the prior year. For the nine month period ended September 30, 2005, we earned revenues from gas sales of $4,861 compared to revenue of $6,865 for the same nine month period in the prior year. The fluctuation in our revenue for the three and nine months ended September 30, 2005, as compared to the same reporting period in the prior year is attributed to fluctuations in sales of natural gas from the Liberty Valance Well. The Liberty Valance Well is presently our only property generating revenue. We anticipate that our revenues will significantly increase beginning in the next fiscal year due to the discovery of natural gas with flow rates suitable for commercial production in the first well drilled on the Cache Slough Prospect.

For the three month period ended September 30, 2005 we incurred costs and expenses in the amount of $329,919, compared to costs and expenses of $14,038 for the same three month period in the prior year. For the nine month period ended September 30, 2005, we incurred costs and expenses in the amount of $414,734, compared to costs and expenses of $34,650 for the same nine month period in the prior year.

This significant increase in costs and expenses is attributable to stock based compensation and administrative expenses we incurred in connection with the following:

•	Rent payment in connection with the acquisition of additional office space;
•	The creation of information packages available for interested parties upon request; and
•	Fees paid to consultants and outside directors.

We incurred general and administrative expenses in the amount of $60,137 for the three months ended September 30, 2005 and $142,213 for the nine months ended September 30, 2005. We incurred stock based compensation in the amount of $268,714 for the three months ended September 30, 2005 and $268,714 for the nine months ended September 30, 2005.

Assets

As of September 30, 2005, we had current assets of $863,198 and total assets of $2,785,398. We had total assets of $59,135 as of December 31, 2004. The increase in our total assets is primarily attributable to our acquisition of working interests in properties during the current fiscal year that were recorded as unproved oil and gas properties in the amount of $1,919,393 as of September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, we had total current assets of $863,198 and total assets in the amount of $2,785,398. Our total current liabilities as of September 30, 2005 were $521,386. As a result, on September 30, 2005 we had working capital of $341,812.

We primarily relied on equity capital and loan proceeds to fund our operations during the three and nine months ended September 30, 2005. During the reporting period, we received proceeds of $1,283,970 from a private equity offering.

The revenue we generate from a producing well currently does not exceed our operating expenses. Following the acquisition of additional properties during the current fiscal year, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations and participate in future drilling and/or other oil and gas development projects. It is uncertain whether we will be able to obtain the necessary capital.

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

Revenue Recognition

We use the sale method of accounting for natural gas and oil reserves. According to this method, revenues are recognized based on actual volumes of gas and oil sold to purchasers. Volumes sold may differ from the volumes to which we are entitled, based on our interests in the properties. Differences between volumes sold and entitled volumes, create oil and gas imbalances. These differences are generally reflected as adjustments to the reported proved oil and gas reserves and future cash flows in the supplemental oil and gas disclosures. If excess takes of natural gas or oil exceed our estimated remaining proved reserves for a property, the natural gas or oil imbalance liability will be recorded in the balance sheet.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On August 29, 2005, we sold 383,985 Units at $1.00 per Unit to a total of two (2) investors. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for five (5) years from the closing of the offering. The exercise price for the Warrant was priced at $1.50. The total amount we received from this sale of securities was $383,985. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $575,978.

We completed these sales of unregistered securities pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. The stock transfer agent issued a stock certificate to each investor with the appropriate legends affixed in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

As of September 30, 2005, we have received $899,985 as subscriptions for units at a price of $1.00 per unit from a total of two (2) investors. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50. The total amount we received from this sale of securities was $899,985. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $1,349,978.

We completed these sales of unregistered securities pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Farmout Agreement with Odin Capital Inc. relating to Leduc formation test well [1]
10.2	Farmout Agreement relating to Cache Slough Prospect [2]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005
[2]	Previously filed as an exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	November 17, 2005

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer, Chief Financial Officer, and Director