Form 10QSB/A
period 2005-09-30
DELTA OIL & GAS INC
filed 2005-12-02
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2005	2004
		(Audited)
ASSETS
Current
Cash	$845,758	$-
Accounts receivable	9,393	7,863
Prepaid expenses	8,047	-
	863,198	7,863
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	1,919,393	50,000
	1,920,665	51,272
Other Equipment
Computer equipment	3,492	1,741
Less: Accumulated depreciation	(1,957)	(1,741)
	1,535	-

	$2,785,398	$59,135

LIABILITIES
Current
Excess of checks issued over funds on deposit	$-	$5,283
Accounts payable	309,945	16,679
Accrued interest payable	-	17,362
Advances payable	-	7,974
Due to related party	-	13,122
Current portion of promissory notes payable	211,441	-
	521,386	60,420
Promissory Note Payable	-	37,254
	521,386	97,674

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
43,050,735 common shares at September 30, 2005 and 41,296,750 common shares at December 31, 2004	43,051	41,297

Additional paid-in capital	2,050,013	63,328
Share subscriptions received	883,985	160,000

Deficit Accumulated During The Development Stage	(713,037)	(303,164)
	2,264,012	(38,539)

	$2,785,398	$59,135

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO SEPTEMBER 30
	2005	2004	2005	2004	2005

Revenue
Natural gas and oil sales	$1,073	$148	$4,861	$6,865	$91,624

Costs And Expenses
Natural gas and oil operating expenses	922	3,180	3,590	6,243	32,894
General and administration	60,137	10,858	142,213	27,022	281,331
Depreciation and depletion	146	-	217	1,385	37,529
Impairment of oil and gas properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690
Stock based compensation	268,714	-	268,714	-	268,714
	329,919	14,038	414,734	34,650	804,661

Net Loss For The Period	$(328,846)	$(13,890)	$(409,873)	$(27,785)	$(713,037)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Outstanding Common Shares	42,664,440	41,296,750	42,016,997	41,296,750

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	NINE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO SEPTEMBER 30
	2005	2004	2005

Cash Flows Used By Operating Activities
Net loss for the period	$(409,873)	$(27,785)	$(713,037)

Items not involving cash:
Depreciation and depletion	217	1,385	37,529
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock based compensation	268,714	-	268,714

Change in non-cash operating working capital items:
Accounts receivable	(1,530)	3,465	(9,393)
Accounts payable	293,266	15,517	309,945
Accrued interest payable	(17,362)	6,465	-
Prepaid expenses	(8,047)	-	(8,047)
Net Cash Used By Operating Activities	125,385	(953)	69,904

Cash Flows Used By Investing Activities
Purchase of natural gas and oil properties	(1,869,394)	-	(2,140,430)
Purchase of other equipment	(1,751)	-	(3,492)
Net Cash Used By Investing Activities	(1,871,145)	-	(2,143,922)

Cash Flows From Financing Activities
Issue of common stock	1,719,725	-	1,824,350
Share subscriptions received	723,985	-	883,985
Due to related party	(13,122)	-	-
Advances payable	(7,974)	2,000	-
Promissory notes payable	174,187	-	211,441
Net Cash From Financing Activities	2,596,801	2,000	2,919,776

Increase In Cash	851,041	1,047	845,758

Cash (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	(5,283)	63	-

Cash, End Of Period	$845,758	$1,110	$845,758

The accompanying notes are an integral part of these financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 9, 2001, TO SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED (RECEIVABLE)	ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-	2,125
Net loss for the period	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	(184,407)	(79,782)

Net loss for the year	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	(247,167)	(142,542)

Net loss for the year	-	-	-		(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	160,000
Net loss for the year	-	-	-		(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	(303,164)	(38,539)

Shares issued for cash at $1.00, net of share issuance cost	1,583,985	1,584	1,582,141	(160,000)	-	1,423,725
Options exercised for cash at $0.80	170,000	170	135,830	(16,000)	-	120,000
Stock based compensation	-	-	268,714	-	-	268,714
Share subscriptions received	-	-	-	899,985	-	899,985
Net loss for the period	-	-	-	-	(409,873)	(409,873)

Balance, September 30, 2005	43,050,735	$43,051	$2,050,013	$883,985	$(713,037)	$2,264,012

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

A director of the Company maintains an 50% ownership interest in Odin.

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

SEPTEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

5.	SHARE CAPITAL (Continue)

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
The changes in stock options are as follows:
	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2004	-	$-

Granted	550,000	$0.80
Exercised	(170,000)	$(0.80)

Balance outstanding, September 30, 2005	380,000	$(0.80)

The following table summarized information about the stock options outstanding at September 30, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBERS OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 0.80	380,000	2.75	242,500

5.	SHARE CAPITAL (Continued)

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.65 per share. The assumptions used to calculate the fair value are as follows:

Dividend yield	0
Expected volatility	82%
Risk free interest rate	3.77%
Expected life	3 years

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

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

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us were $207,294. The targeted depth of the well is approximately 13,500 feet and we expect to complete drilling before the end of the fiscal year.

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

During the nine months ended September 30, 2005 we granted 550,000 stock options to consultants exercisable at a a price of $0.80 until June 30, 2008. As of September 30, 2005, 170,000 shares have been exercised and we have received $120,000 in proceeds.  The remaining $16,000 is still due and owing.

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

Delta Oil & Gas, Inc.

Date:	December 1, 2005
By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer, Chief Financial Officer, and Director