Form 10KSB
period 2005-12-31
DELTA OIL & GAS INC
filed 2006-04-17
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-82636

Delta Oil & Gas, Inc.
(Name of small business issuer in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 6th Avenue North, Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 866-355-3644

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year. $7,367.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$55,697,823 as of April 11, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,343,235 Common Shares as of March 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I

Item 1. Description of Business

Business Development

We were incorporated under the laws of the State of Colorado on January 9, 2001 under the name Delta Oil & Gas, Inc. We are engaged in the exploration, development, acquisition and operation of oil and gas properties. Because oil and gas exploration and development requires significant capital and our assets and resources are limited, we participate in the oil and gas industry through the purchase of small interests in either producing wells or oil and gas exploration and development projects.

Business of Issuer

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Northern California, Palmetto Point, Mississippi, and the Southern Alberta Foothills area in Canada. The following disclosure relates to each property that we have an interest in.

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

Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 2443 (MCF) on December 31, 2005 translating in an estimate of $9,823 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2005.

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

The first prospect was tested with a 12,000 foot well known as Olympic Coalinga No. 1. Even though certain intervals encountered totaling 49 feet returned excellent resistivity, the well was dry and is capped. We are obligated to contribute 2.5% of all drilling costs in the Coalinga Prospect in order to share in any recovery. We expended $108,690 on Olympic Coalinga No. 1 which was a dry hole. Coalinga Prospect has since been abandoned. The property and associated dry well costs have been written off in the 2001 fiscal year. The entirety of the Coalinga Prospect at the present time is undeveloped acreage consisting of 8,360 acres of which our interest is 2.5%.

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

Todd Creek Prospect

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

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. We and Win Energy Corporation intend to drill a number of development wells in this prospect in the fourth quarter of 2006.

During the third quarter of 2005, another well was drilled on the Todd Creek property. This well is located in 7-16-9-2W5 in Alberta, Canada and we will refer to this well as the “7-16 well.” The 7-16 well was previously drilled in October 2004. Following subsequent evaluation, the operator recommended that additional drilling take place on the 7-16 well to increased depths.

The operator conducted further testing and evaluation and concluded that it was not drilled deep enough and is currently suspended with no reserves assigned.

Hillspring Prospect

We acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 (US dollars). The operator drilled 4 test wells on property adjacent to our interest and is currently reviewing the data from these wells. It is anticipated that a test well will be drilled on our property interest during the year ended 2006.

Our acquisition of an interest in Hillspring Prospect included an option to acquire an additional 10% working interest in 1.25 sections in the immediate area for the sum of $207,833 (US dollars). This option expired on July 1, 2005, but was later extended to December 29, 2006.

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with a California based oil and gas company. This California company has the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East, M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. We refer to this property as the “Cache Slough Prospect.” Based upon an agreement with the property owner, this California company will be responsible all costs and receive 68% of the revenue generated from the wells drilled on the property. The property owner will receive the remaining 32% of revenue. This California company agreed to grant us a right to acquire 12.5% of their 68% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company’s 68% interest.

Drilling of the first well on this property commenced in July of 2005. Preliminary drill logs indicated that this is a potential gas well and the operator then completed the well for testing. Further testing resulted in the discovery of natural gas with flow rates suitable for commercial production. The well will be tied in to a nearby pipeline to accommodate the natural gas production. Flow rates and reserve size will be announced after the well has commenced commercial production. The anticipated date to commence production was extended due to flooding in the area from higher than average rainfalls. We now expect to commence commercial production in May 2006.

Based on the positive results from the first well drilled on this property, we anticipate drilling additional wells on this property. We anticipate that our plans for future drilling on this property will be completed in the second quarter of the 2006.

Strachan Prospect

On September 23, 2005, we entered into a Farmout Agreement (“Agreement”) with Odin Capital Inc. (“Odin”), a Calgary, Alberta corporation. A member of our board of directors, Mr. Philipchuk, maintains an ownership interest in Odin. Odin has the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property. In exchange for us paying 4.0000% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well, we will have earned:

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

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling was $253,977. The well was drilled to the targeted depth of 13,650 feet. Based on positive results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well and will perform a full testing program. If the additional testing returns positive results, this well will be tied a nearby pipeline to accommodate the natural gas production. We anticipate receiving result from further testing in May 2006.

Palmetto Point Prospect

On February 21, 2006, we entered into an agreement (the “Agreement”) with 0743608 B.C. Ltd., (“Assignor”) a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor’s ten percent (10%) gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C., (“Griffin”) a Mississippi based exploration company. Under the terms of the Agreement, we paid the Assignor $425,000 Dollars as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program. We also entered into a Joint Operating Agreement directly with Griffin on February 24, 2006.

The Drilling Program on the acquired property interests is anticipated to be initiated by Griffin on or about May 1, 2006 and to be completed by Griffin within approximately 10 months. The anticipated commencement date for the drilling program was extended due to flooding of the road accessing the well sites attributable to the melting snow. The prospect area owned or controlled by Griffin on which the ten wells will be drilled, is comprised of approximately 1273 acres in Palmetto Point, Mississippi. The exact locations of the ten wells in which we will participate are yet to be determined.

Market for Our Products and Services

Each oil and gas property that we now own and those that we may later acquire a percentage of interest in, will have an operator who will be responsible for marketing production. However, the Liberty-Valance well is subject to contractual restrictions that require that non-operators such as us consent to the terms and conditions of any sales contract before it is entered into.

The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things:

•	the level of domestic production;
•	actions taken by foreign oil and gas producing nations;
•	the availability of pipelines with adequate capacity;
•	the availability and marketing of other competitive fuels;
•	fluctuating and seasonal demand for oil, gas and refined products; and
•
the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

In view of the many uncertainties affecting the supply and demand for crude oil, gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the gas and oil produced for sale.

Competition

The oil producing properties and exploratory drilling prospects, and gas industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2005 or 2004.

Existing and Probable Governmental Regulation

We monitor and comply with current government regulations that affect our activities, although our operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance that we will be able to obtain all of the necessary licenses and permits that may be required to carry out our exploration and development programs. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies operating in the areas in which we operate.

United States Government Regulation

The United States federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes and the regulations are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or pro-ration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Canadian Government Regulation

The natural gas and oil industry is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies of similar size.

Pricing and Marketing Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m3/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export licence from the NEB and the issue of such a licence requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas that may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Royalties and Incentives

In addition to federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of natural gas and oil production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Land Tenure

Crude natural gas and oil located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce natural gas and oil pursuant to leases, licences and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Natural gas and oil located in such provinces can also be privately owned and rights to explore for and produce such natural gas and oil are granted by lease on such terms and conditions as may be negotiated.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have no employees other than our sole officer, Mr. Douglas Bolen.

Item 2. Description of Property

On March 1, 2005, we rent office space on a month to month basis at Suite 300-1055 West Hastings Street, Vancouver, British Columbia, Canada for the sum of CDN $1295 per month.

On March 1, 2005, we also rented a virtual office on a month to month basis located at Suite 1600, 144 4th Avenue S.W., Calgary, Alberta T2P 3N4 for CDN $295 per month.

We maintain our corporate office at 1122 6th Avenue North, Seattle, Washington 98109. This office space is an office sharing arrangement being provided as an accommodation to us where we can receive mail and perform other minimal corporate functions.

Reported Reserves

Below are estimates of our net Proved Reserves and the present value of estimated future net revenues from such Reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). The standardized measure of discounted future net cash flows is determined by using estimated quantities of Proved Reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is priced at period-end prices, except where fixed and determinable price escalations are provided by contract. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.

	December 31,
	2005		2004		2003
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Producing & Non-Producing Reserves	Nil	205,395	Nil	1,284	Nil	3448
Estimated future net cash flows from proved oil and gas reserves	$1,153,784		$2,121		$2,356
Present value of net cash flows from proved oil and gas reserves	$1,756,786		$3,374		$2,121

Production

Production Data	Year ended December 31,
	2003	2004	2005
Production -
Oil (Bbls)	0	0	0
Gas (Mcf)	3,497	1,671	866
Average Sales Price -
Oil (Bbls)	0	0	0
Gas (Mcf)	4.87	5.41	9.20
Average Production Costs per Mcf	$2.52	$1.18	$6.82

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2005:

	Producing Wells [3]				Developed Acreage
	Oil		Gas
	Gross [1]	Net [2]	Gross [1]	Net [2]	Gross [1]	Net [2]
Glenn County, California (Liberty Valence)	0	0	1	0.089	1	0.089
Alberta, Canada (Todd Creek)	0	0	0	0	0	0
Alberta, Canada (Hillspring)	0	0	0	0	0	0
Solano County, California (Cache Slough)	0	0	0	0	0	0
Alberta, Canada (Strachan)	0	0	0	0	0	0

[1]	A gross well or acre is a well or acre in which a working interest in owned. The number of gross wells is the total number of wells in which a working interest is owned.
[2]
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

[3]	Productive wells are producing wells and wells capable of production.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2005:

	Undeveloped Acreage [1] as of December 31, 2005
	Gross	Net
Glenn County, California (Liberty Valence)	0	0
Alberta, Canada (Todd Creek)	7,350	1,470
Alberta, Canada (Hillspring)	659	65
Solano County, California (Cache Slough)	825	103
Alberta, Canada (Strachan)	640	12.8

[1]
"Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

Drilling Activity

The following table sets forth, for each of the last three fiscal years by geographic area the number of net productive and dry exploratory wells drilled and the number of net productive and dry development wells drilled.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive [1]	Dry [2]	Productive [1]	Dry [2]
Glenn County, California (Liberty Valence)
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Alberta, Canada (Todd Creek)
2005	1	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Alberta, Canada (Hillspring)
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Solano County, California (Cache Slough)
2005	1	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Alberta, Canada (Strachan)
2005 [3]	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Totals	2	0	0	0

[1]	A productive well is an exploratory or development well that is not a dry well.
[2]	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
[3]
As of the date of this Annual Report on Form 10-KSB, a well was drilled in 2005, but testing of this well has not been completed. As a result, it is uncertain at this time whether this well will be productive or not.

Present Activities

A discussion of present activities on our property interests is included in the description of business disclosure set forth above.

Delivery Commitments

We are not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last three fiscal years, we have not had, nor do we now have, any long-term supply or similar agreement with any government or governmental authority.

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements. Further, during the last three years we had no significant delivery commitments.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “DOIG”

The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB following our eligibility for quotation on the OTCBB for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	1.17	0.85
June 30, 2005	1.16	0.82
September 30, 2005	4.04	1.02
December 31, 2005	1.54	0.83

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
December 31, 2004	4.00	0.00

Holders of Our Common Stock

As of March 31, 2006, we had approximately seventy-one (71) holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. We have not paid a dividend with respect to our common stock since our incorporation. We do not expect to pay a dividend on our common stock in the foreseeable future.

Our ability to pay dividends is restricted by provisions of the Colorado Business Corporation Act which provides that a Colorado corporation may only pay dividends if, after giving effect to the dividend, the corporation would be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than its total liabilities plus the amount that would be needed (if dissolution were to occur at the time of the dividend) to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. At the present time, there are no shareholders who have any preferential rights.

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 during the year ended December 31, 2005 which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Subsequent to the reporting period on February 24, 2006, we sold 727,272 Units at $2.75 per Unit to a total of three (3) investors. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for three (3) years from the closing of the offering. The exercise price for the Warrant was priced at $3.00. The total gross proceeds we received from this sale of securities was $2,000,000. We paid $150,000 in commissions on this private equity offering. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $2,181,816.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	330,000	$0.82	5,619,512
Total	330,000	$0.82	5,619,512

On January 3, 2005, we adopted the 2005 Stock Incentive Plan, which provides for the grant of incentive stock options and non-qualified stock options to our employees, officers, directors and consultants. Under the 2005 Stock Incentive Plan, we registered 6,194,512 shares of our common stock and reserved such number of shares for the granting of options and rights.

Item 6. Management’s Discussion and Analysis

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

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we generated revenues in the amount of $7,367. Our revenue decreased from the year ended December 31, 2004 when we generated revenue in the amount of $9,041. All revenue generated during the years ended December 31, 2005 and 2004 was attributable to the Liberty Valance Well, our only producing property during this reporting period.

We have retained consultants to prepare reserve reports to provide us with an estimated value of the remaining reserves in the Liberty Valance Well. Based upon these reserve reports, the standardized measure of discounted cash flows for Liberty Valance Well was estimated to be $2,121 as of December 31, 2004 and $9,823 as of December 31, 2005. The decrease in our reported revenue is attributable to the depletion of the reserves in the Liberty Valance Well. We anticipate that our revenues will significantly increase in the fiscal year ended December 31, 2006 due to the discovery of natural gas with flow rates suitable for commercial production in the first well drilled on the Cache Slough Prospect.

We incurred operating costs and expenses in the amount of $577,417 for the year ended December 31, 2005, compared to operating costs and expenses in the amount of $40,615 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2005 consisted of primarily of general and administrative expenses in the amount of $201,393 and stock based compensation of $370,267. Our expenses for the year ended December 31, 2004 primarily consisted of oil and gas operating expenses in the amount of $1,973 and general and administrative expenses in the amount of $38,529. The increase is general and administrative fees in primarily attributable to an increase in professional fees associated with the acquisition of the interests in oil and gas properties during the reporting period. The reduction in oil and gas operating expenses is primarily attributable to declining producing of the Liberty Valance Well. As a result of the acquisition of additional oil and gas interests during and subsequent to the reporting period, we anticipate that our operating expenses will increase during the year ended December 31, 2006.

Our net loss for the year ended December 31, 2005 was $570,050, compared to a net loss of $31,574 in the prior year.

Liquidity and Capital Resources

As of December 31, 2005, we had current assets of $354,687 including cash on hand in the amount of $343,004. Our total current liabilities as of December 31, 2005 were $132,715. As a result, we had a working capital of $221,972 as of December 31, 2005.

The revenue we currently generate does not exceed our operating expenses. As a result, we needed additional financing in order to sustain our business operations and acquire additional properties during the year ended December 31, 2005. During the year ended December 31, 2005, we raised proceeds in the amount of $2,483,985 through the sale of our equity securities. This financing was primarily used to acquire the additional property interests.

For the year ended December 31, 2006, we still anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations and participate in future drilling and/or other oil and gas development projects. We intend to fund operations over the next twelve months through increased revenue from oil and gas sales resulting from our property acquisitions and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. It is uncertain whether we will be able to obtain the necessary financing. If we are unable to obtain additional financing, the full implementation of our business plan will be impaired.

Operating activities used $140,035 in cash for the year ended December 31, 2005. Our net loss of $570,050 was the primary component of our negative operating cash flow.

Investing activities during the year ended December 31, 2005 consisted of $1,990,700 for the purchase or natural gas and oil properties and equipment in the amount of $1,751.

Cash flows provided by financing activities during the year ended December 31, 2005 primarily consisted of $2,679,726 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the year ended December 31, 2005 are as follows:

a.	Property acquisition costs, and
b.	We obtained financing from the issuance of common stock. Our management believes that additional issuance of stock and/or debt financing will be required to satisfy our projected expenditures in 2006.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

We incurred a net loss of $873,214 for the period from inception to December 31, 2005. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only our proportionate interest in such activities.

Oil and Gas Properties

We account for our oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. At December 31, 2005 and 2004, we had no overproduced imbalances.

Recently Issued Accounting Pronouncements

The FASB issued FASB Interpretation No. (“FIN”) 47 - “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect this guidance to have a material impact on our financial statements.
In November 2005, the FASB issued Staff Position No. FAS 115-1 - “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. We have determined that the adoption of FSP 115-1 does not have an impact on our result of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. We have determined that the adoption of SFAS 123 (revised 2004) does not have an impact on our results of operations or financial position.

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. The adoption of SFAS 151 does not have an impact on our results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on our results of operations or financial position.

Item 7. Financial Statements

Index to Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of December 31, 2005;
F-3	Consolidated Statements of Operations - Years Ended December 31, 2005 and December 31, 2004 and Cumulative period from inception January 9, 2001 to December 31, 2005;
F-4	Consolidated Statement of Stockholders’ Equity (Deficiency) and Comprehensive Loss for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004 and Cumulative period from inception January 9, 2001 to December 31, 2005;
F-6	Notes to Consolidated Financial Statements;

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Delta Oil & Gas, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2005 and 2004, the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception on January 9, 2001 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and the cumulative data from inception on January 9, 2001 to December 31, 2003 in the consolidated statements of operations, stockholders’ equity (deficiency) and cash flows, which were audited by other auditors whose report, dated March 31, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from inception on January 9, 2001 to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. (a Development Stage Company) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from inception on January 9, 2001 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 13, 2006

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2005	2004

ASSETS
Current
Cash	$343,004	$-
Accounts receivable	10,068	7,863
Prepaid expenses	1,615	-
	354,687	7,863
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	2,040,700	50,000
	2,041,972	51,272
Other Equipment
Computer equipment	3,492	1,741
Less: Accumulated depreciation	(2,033)	(1,741)
	1,459	-

	$2,398,118	$59,135

LIABILITIES
Current
Excess of checks issued over funds on deposit	$-	$5,283
Accounts payable and accrued liabilities	93,318	16,679
Accrued interest payable	-	17,362
Advances payable	-	7,974
Due to related party	-	13,122
Current portion of promissory note payable	39,397	-
	132,715	60,420
Promissory Note Payable	-	37,254
	132,715	97,674
Commitment And Contractual Obligations (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
44,025,735 common shares at December 31, 2005 and 41,296,750 common shares at December 31, 2004	44,026	41,297

Additional paid-in capital	3,110,591	63,328
Share subscriptions received	-	160,000
Share subscriptions receivable	(16,000)	-

Deficit Accumulated During The Development Stage	(873,214)	(303,164)
	2,265,403	(38,539)

	$2,398,118	$59,135

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO DECEMBER 31
	2005	2004	2005

Revenue
Natural gas and oil sales	$7,367	$9,041	$94,130

Costs And Expenses
Natural gas and oil operating expenses	5,465	1,973	34,769
General and administration	201,393	38,529	340,511
Depreciation and depletion	292	113	37,604
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock based compensation	370,267	-	370,267
	577,417	40,615	967,344

Net Loss For The Period	$(570,050)	$(31,574)	$(873,214)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Outstanding Common Shares	42,235,227	41,296,750

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO DECEMBER 31
	2005	2004	2005

Cash Flows (Used By) Operating Activities
Net loss for the period	$(570,050)	$(31,574)	$(873,214)
Items not involving cash:
Depreciation and depletion	292	113	37,604
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock-based compensation	370,267	-	370,267
	(199,491)	(31,461)	(281,150)
Changes in non-cash operating working capital items:
Accounts receivable	(2,205)	(2,831)	(10,068)
Accounts payable and accrued liabilities	76,638	(10,604)	93,317
Accrued interest payable	(17,362)	5,966	(11,396)
Prepaid expenses	(1,615)	-	(1,615)
	55,456	(7,469)	70,238
Net Cash (Used By) Operating Activities	(144,035)	(38,930)	(210,912)

Cash Flows (Used By) Investing Activities
Purchase of natural gas and oil properties	(1,990,700)	(50,000)	(2,261,736)
Purchase of other equipment	(1,751)	-	(3,492)
Net Cash (Used By) Investing Activities	(1,992,451)	(50,000)	(2,265,228)

Cash Flows From Financing Activities
Issue of common stock and units, net	2,679,726	-	2,784,351
Share subscriptions received	(160,000)	160,000	-
Share subscriptions receivable	(16,000)	-	(16,000)
Due to related party	(13,122)	(6,878)	2,919
Advances payable	(7,974)	(71,681)	8,477
Promissory note payable	2,143	2,143	39,397
Net Cash From Financing Activities	2,484,773	83,584	2,819,144

Increase (Decrease) In Cash	348,287	(5,346)	343,004

Cash (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	(5,283)	63	-

Cash (Excess Of Checks Issued Over Funds On Deposit), End Of Period	$343,004	$(5,283)	$343,004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 9, 2001, TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

	COMMON STOCK					DEFICIT ACCUMULATED
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	SHARE SUBSCRIPTIONS RECEIVED	DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	2,125
Net loss for the period	-	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	(79,782)

Net loss for the year	-	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	(142,542)

Net loss for the year	-	-	-		-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	160,000
Net loss for the year	-	-	-		-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	(38,539)

Units issued for cash at $1.00, net of share issuance cost	2,483,985	2,484	2,481,241	(160,000)	-	-	2,323,725
Options exercised for cash at $0.80	245,000	245	195,755	-	(16,000)	-	180,000
Stock-based compensation	-	-	370,267	-	-	-	370,267
Net loss for the year	-	-	-	-	-	(570,050)	(570,050)
Balance, December 31, 2005	44,025,735	$44,026	$3,110,591	$-	$(16,000)	$(873,214)	$2,265,403

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

1.	OPERATIONS

a)	Organization

Delta Oil & Gas, Inc. ("the Company") was incorporated as a Colorado corporation on January 9, 2001.

The Company is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. The Company’s entry into the natural gas and oil business began on February 8, 2001.

During the year ended December 31, 2004, the Company completed a forward stock split on the basis of 5 ½ common shares for every one previously held common share, common shares outstanding have been adjusted retroactively.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

1.	OPERATIONS (Continued)

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $873,214 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc.  All significant inter-company transactions have been eliminated.

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom (see “Supplemental Oil and Gas Disclosures (unaudited)”).

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Natural Gas and Oil Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations.

d)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company’s asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded.

e)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2005 and 2004, the Company had no overproduced imbalances.

g)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

h)	Environmental Protection and Reclamation Costs

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

i)	Foreign Currency Translation

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Other Equipment

Computer equipment is stated at cost. Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

k)	Impairment of Long-Lived Assets

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

l)	Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

m)	Income Taxes

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

n)	Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, accrued interest payable, advances payable, and amounts due to related parties.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

o)	Financial Instruments (Continued)

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

p)	Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - “Accounting for Stock Based Compensation”.

3.	NEW ACCOUNTING PRONOUNCEMENTS

a)
FASB issued FASB Interpretation No. (“FIN”) 47 - “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b)
In November 2005, FASB issued Staff Position No. FAS 115-1 - “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

3.	NEW ACCOUNTING PRONOUNCEMENTS (Continued)

c)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

d)
In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

e)
In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

4.	NATURAL GAS AND OIL PROPERTIES

a)	Proved Property

In February 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

	DECEMBER 31
	2005	2004

Proved property	$102,346	$102,346
Less: Accumulated depletion	(101,074)	(101,074)
	$1,272	$1,272

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties
(i) Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As at December 31, 2005, a cash call of $519,989 has been paid as share of costs for a proposed drilling program.
(ii) Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766. The Company also had an option to acquire an additional 10% working interest in an additional 1.25 sections by paying $207,833 by July 1, 2005.  This option expired on July 1, 2005, but was later extended to December 29, 2006.
(iii) Solano County, California USA

In May 2005, the Company entered into a participation agreement with Production Specialties Company (“PSC”) where the Company has been granted the right to earn a 68% working interest in a test well and a 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations. As at December 31, 2005, a cash call of $301,387 has been paid as share of costs for a proposed drilling program.

Following these payments, we will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company’s 68% interest.
(iv) Leduc, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.  As at December 31, 2005, the Company has advanced $207,294 as its share of the costs.

A director of the Company maintains a 50% ownership interest in Odin.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

5.  NATURAL GAS AND OIL EXPLORATION RISK

a)	Exploration Risk

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

b)	Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect.  It relies on the operator’s ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of local buyers.

6.	ADVANCES PAYABLE

Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum.

7.	PROMISSORY NOTE PAYABLE

	2005	2004

Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum.	$39,397	$37,254

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

8.	SHARE CAPITAL

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

On September 8, 2005, the Company issued 70,000 common shares for exercise of stock options at $0.80 per share. At December 31, 2005, there is an amount of $16,000 receivable relating to this share issuance.

On September 14, 2005, the Company issued 100,000 common shares for exercise of stock options at $0.80 per share.

On October 4, 2005, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

On December 19, 2005, the Company issued 900,000 units at a price of $1.00 per unit for gross proceeds of $900,000. Each unit consists of one common share and one common share purchase warrant exercisable within 5 years at an exercise price of $1.50.

b)	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $370,267 was recorded during the year ended December 31, 2005 (2004 - $Nil).

The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2004	-	$-

Granted	575,000	0.81
Exercised	(245,000)	(0.80)

Balance outstanding December 31, 2005	330,000	$(0.82)

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (Continued)

b)	Stock Options (Continued)

The following table summarized information about the stock options outstanding at December 31, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES

$0.80	305,000	2.50	305,000
$1.00	25,000	3.00	12,500

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The weighted average fair value of options granted was $0.80 per share. The weighted average assumptions used to calculate the fair value are as follows:

Dividend yield	0
Expected volatility	186%
Risk free interest rate	3.77%
Expected life	3 years

Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

c)	Common Stock Share Purchase Warrants

As at December 31, 2005, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	NUMBER OF SHARES

$1.50	1,200,000	May 2, 2010
$1.50	383,985	August 29, 2010
$1.50	900,000	December 19, 2010

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

9.	RELATED PARTIES

During the year ended December 31, 2005, the Company paid $21,492 (2004 - $Nil) for management fees to a director of the Company.

An amount of $805 at December 31, 2005 (2004 - $4,825) is due to a director of the Company.

10.	INCOME TAX

a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	YEAR ENDED DECEMBER 31
	2005	2004

Computed expected (benefit of) income taxes	$(193,450)	$(10,735)
Increase in valuation allowance	193,450	10,735

Income tax provision	$-	$-

b)	Significant component of the Company’s deferred income tax assets are as follows:

	DECEMBER 31
	2005	2004

Operating loss carryforwards	$654,252	$89,667
Natural gas and oil properties	218,962	213,497
	873,214	303,164
Statutory tax rate	34%	34%

Deferred income tax assets	296,892	103,075
Valuation allowance	(296,892)	(103,075)

Net deferred tax assets	$-	$-

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

10.	INCOME TAX (Continued)

c)
The Company has incurred operating losses and approximately $654,252, which, if unutilized, will expire through to 2025. Subject to certain restrictions, the Company has natural gas and oil properties expenditures of $218,962 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2001	$10,852	2021
2002	33,617	2022
2003	15,597	2023
2004	29,601	2024
2005	564,585	2025

Total income tax operating loss carry forward	$654,252

11.	COMMITMENT AND CONTRACTUAL OBLIGATIONS

A lease agreement for the Vancouver office commenced March 1, 2005 and terminates on February 28, 2006. The lease agreement includes a fixed rental fee of $1,295 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

On March 1, 2005, the Company also rented an office on a month to month basis located at Suite 1600 - 144 - 4th Avenue SW, Calgary, Alberta, T2P 3N4, for $243 (CDN$295) per month.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

12.	SUBSEQUENT EVENTS

a) Palmetto Point Prospect, Mississippi

On February 21, 2006, the Company entered into an agreement (the “Agreement”) with 0743608 B.C. Ltd., (“Assignor”) a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor’s ten percent (10%) gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C., (“Griffin”) a Mississippi based exploration company.  Under the terms of the Agreement, the Company paid the Assignor $425,000 as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program.  The Company also entered into a Joint Operating Agreement directly with Griffin on February 24, 2006.

The Drilling Program on the acquired property interests is anticipated to be initiated by Griffin on or about May 1, 2006 and to be completed by Griffin within approximately 10 months.  The anticipated commencement date for the drilling program was extended due to flooding of the road accessing the well sites attributable to the melting snow.  The prospect area owned or controlled by Griffin on which the ten wells will be drilled, is comprised of approximately 1273 acres in Palmetto Point, Mississippi.  The exact locations of the ten wells in which the Company will participate are yet to be determined.

b) Private Placement

Subsequent to the reporting period on February 24, 2006, the Company sold 727,272 units at $2.75 per Unit to a total of three (3) investors. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) warrant (the "warrant") to purchase one (1) share of common stock, exercisable for three (3) years from the closing of the offering. The exercise price for the warrant was priced at $3.00. The total gross proceeds the Company received from this sale of securities was $2,000,000.  The Company paid $150,000 in commissions on this private equity offering.  Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $2,181,816.

DELTA OIL & GAS, INC.
(A Development Stage Company)

SUPPLEMENTAL OIL AND GAS DISCLOSURES

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

SUPPLEMENTAL OIL AND GAS DISCLOSURES

The following disclosures provide unaudited information required by SFAS No. 69 - “Disclosures About Oil and Gas Producing Activities”.

Capitalized Costs Incurred

Capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below:

	2005	2004

Property acquisition costs
Proved	$90,000	$90,000
Unproved	1,520,720	50,000
Exploration costs	-	-
Development costs	532,326	12,346

Total costs incurred	$2,143,046	$152,346

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

Proved natural gas and oil reserve quantities at December 31, 2005 and 2004, and the related discounted future net cash flows before income taxes are based on estimates prepared by an independent consulting engineer. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

DELTA OIL & GAS, INC.
(A Development Stage Company)

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

Natural Gas and Oil Reserves (Continued)

The Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

NATURAL GAS
(MCF)

Reserves, December 31, 2003	3,448

Extensions and revisions	(493)
Production	(1,671)

Reserves, December 31, 2004	1,284

Extensions and revisions	2,025
Production	(866)

Reserves, December 31, 2005	2,443

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves is shown below:

	YEAR ENDED DECEMBER 31
	2005	2004

Future cash flows	$23,015	$8,193
Future operating expenses	11,872	5,837
Future net cash flows	11,143	2,356
10% annual discount for estimated timing of cash flows	(1,320)	(235)

Standardized measure of discounted future net cash flows	$9,823	$2,121

Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

DELTA OIL & GAS, INC.
(A Development Stage Company)

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Continued)

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

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

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

	YEAR ENDED DECEMBER 31
	2005	2004

Changes due to current period operations
Sales of natural gas and oil, net of natural gas and oil operating expenses	$276	$7,068
Purchases of natural gas and oil properties	-	-
Changes due to revisions in standardized variables
Prices	7,426	(10,077)
Net change	7,702	(3,009)
Beginning of year	2,121	5,130

End of year	$9,823	$2,121

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Morgan and Company (the "Former Accountant") resigned as our principal accountants on April 4, 2005. We engaged Telford Sadovnick, P.L.L.C., CPA’s ("Telford") as our principal accountants effective April 5, 2005. The decision to change accountants was approved by our board of directors.  We did not consult with Telford on any matters prior to retaining such firm as our principal accountants.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company as of March 31, 2006.

Name	Age	Office(s) Held
Douglas Bolen	40	President, Chief Executive Officer, Chief Financial Officer & Director
Matthew Philipchuck	34	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Douglas N. Bolen. Mr. Douglas Bolen has been our Chief Executive Officer and Director since April 15, 2004. Mr. Bolen received a Bachelor of Arts from the University of Regina, Saskatchewan in 1991 and his Bachelor of Laws from the University of Saskatchewan in 1995. Mr. Bolen is a member in good standing of the Law Society of Saskatchewan, the Regina Bar Association and the Canadian Bar Association. From 1995 to 1999, Mr. Bolen articled and practiced law at Balfour Moss, Barristers and Solicitors, a large Regina, Canada based law firm with a practice concentration in the area of Corporate Commercial law. From 1999 to the present, Mr. Bolen has been providing consulting services to small to medium sized US based businesses.

Mr. Matthew Philipchuk. Mr. Philipchuk was appointed as a member of our board of directors in February 2005. From 1995 to the present, Matthew Philipchuck has been President, VP Operations and a co-founder of Odin Capital Inc., a Calgary-based Oil & Gas exploration company. In 2004, Mr. Philipchuk co-founded Win Energy Corporation, an oil and gas company based in Calgary, Alberta, Canada. He currently holds the position of VP Operations at Win Energy Corporation. In this capacity, he manages operations, public relations and administration as well as assists in corporate finance and joint ventures.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert intend to retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and filed with the SEC on April 19, 2004.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Douglas Bolen	CEO & CFO	2005 2004 2003	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 1,900 n/a

Compensation to Directors

Mr. Philipchuk was appointed as a member of our board of directors in February 2005. Beginning in March 2005, Mr. Philipchuk was paid a total of $18,000 Canadian dollars ($2000

Canadian dollars on a monthly basis) for services rendered as a member of our board of directors.

Summary of Options Grants

We did not grant any stock options during the year ended December 31, 2005 to any of our named executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 44,343,235 shares of common stock issued and outstanding on March 31, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Douglas N. Bolen 1122 6th Avenue Seattle Washington 98109	500,000	1.1%
Common	Matthew Philipchuk 1122 6th Avenue Seattle Washington 98109	400,000	0.9%
Total of All Directors and Executive Officers:		900,000	2.0%
More Than 5% Beneficial Owners:
Common	Pamela Starek 2288 Marstrand Avenue, Suite 111 Vancouver, BC Canada V6K 4S9	12,500,000	28.2%

(1)
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

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

•
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

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended [1]
3.2	By-laws, as amended [1]
10.1	Agreement to Acquire Interest in Todd Creek [2]
10.2	Agreement to Acquire Interest in Hillspring [2]
10.3	Amendment to Todd Creek and Hillspring Agreements [2]
10.4	Farmout Agreement relating to Cache Slough Prospect [3]
10.5	Farmout Agreement with Odin Capital Inc. relating to Leduc formation test well [4]
10.6	Drilling Program Agreement between Griffin & Griffin Exploration L.L.C. and 0743608 B.C. Ltd. [5]
10.7	Assignment Agreement between Delta Oil & Gas, Inc. and 0743608 B.C. Ltd [5]
14.1	Code of Ethics [6]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to Registration Statement on Form SB-2 filed on February 13, 2002
2 Incorporated by reference to current report on Form 8-K filed on February 15, 2005

3 Incorporated by reference to current report on Form 8-K filed on September 29, 2005
4 Incorporated by reference to current report on Form 8-K filed on May 26, 2005
5 Incorporated by reference to current report on Form 8-K filed on February 27, 2006
6 Incorporated by reference to annual report on Form 10-KSB for the year ended December 31, 2004

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $3,500 and $5,310 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

By:
/s/ Douglas Bolen
Douglas Bolen Chief Executive Officer & Chief Financial Officer April 14, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:		By:
	/s/ Douglas Bolen		/s/ Matthew Philipchuk
	Director April 14, 2006		Director April 14, 2006