Form 10QSB
period 2006-03-31
DELTA OIL & GAS INC
filed 2006-05-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission file number 333-82636

Delta Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1122 6th Avenue North Seattle, Washington 98109
(Address of principal executive offices)

(866) 355 - 3644
(Issuer’s telephone number)
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,070,506 common shares as of May 1, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheets for the three months ended March 31, 2006;
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006;
F-4	Notes to Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)
	MARCH 31	DECEMBER 31
	2006	2005

ASSETS
Current
Cash and cash equivalents	$1,843,650	$343,004
Accounts receivable	8,102	10,068
Prepaid expenses	7,414	1,615
	1,859,166	354,687
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	2,590,816	2,040,700
	2,592,088	2,041,972
Other Equipment
Computer equipment	3,492	3,492
Less: Accumulated depreciation	(2,186)	(2,033)
	1,306	1,459

	$4,452,560	$2,398,118

LIABILITIES
Current
Accounts payable and accrued liabilities	$40,072	$93,318
Promissory note payable	39,933	39,397
	80,005	132,715
Commitment And Contractual Obligations (Note 11)

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting shares, par value $0.001 per share
25,000,000 preferred shares, par value $0.001 per share

Issued and outstanding:
44,343,235 common shares at March 31, 2006 and 44,025,735 common shares at December 31, 2005	44,343	44,026

Additional paid-in capital	3,372,765	3,110,591
Share subscriptions received	1,999,995	-
Share subscriptions receivable	-	(16,000)

Deficit Accumulated During The Development Stage	(1,044,548)	(873,214)
	4,372,555	2,265,403

	$4,452,560	$2,398,118

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 9
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2006	2005	2006
Revenue
Natural gas and oil sales	$2,188	$1,936	$96,318

Costs And Expenses
Natural gas and oil operating expenses	761	1,322	35,530
General and administration	170,581	34,826	511,092
Depreciation and depletion	153	-	37,757
Impairment of natural gas and gas properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock-based compensation	5,991	-	376,258
	177,486	36,148	1,144,830
Less: Interest income	(3,964)	-	(3,964)
	173,522	36,148	1,140,866

Net Loss For The Period	$(171,334)	$(34,212)	$(1,044,548)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Outstanding Common Shares	44,269,263	41,296,750

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 9
	THREE MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Cash Flows (Used By) Operating Activities
Net loss for the period	$(171,334)	$(34,212)	$(1,044,548)
Items not involving cash:
Depreciation and depletion	153	-	37,757
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock-based compensation	5,991	-	376,258
	(165,190)	(34,212)	(446,340)
Changes in non-cash operating working capital items:
Accounts receivable	(1,966)	(369)	(8,102)
Accounts payable and accrued liabilities	(53,246)	10,579	40,072
Accrued interest payable	-	(17,362)	(11,396)
Prepaid expenses	(5,799)	(1,071)	(7,414)
	(57,079)	(8,223)	13,160
Net Cash (Used By) Operating Activities	(222,269)	(42,435)	(433,180)

Cash Flows (Used By) Investing Activities
Purchase of natural gas and oil properties	(550,116)	(962,038)	(2,811,852)
Purchase of other equipment	-	(1,751)	(3,492)
Net Cash (Used By) Investing Activities	(550,116)	(963,789)	(2,815,344)

Cash Flows From Financing Activities
Issue of common stock and units, net	256,500	-	3,040,850
Share subscriptions received	1,999,995	1,140,000	1,999,995
Share subscriptions receivable	16,000	-	-
Due to related party	-	(13,122)	2,919
Advances payable	-	(7,974)	8,477
Promissory note payable	536	529	39,933
Net Cash From Financing Activities	2,273,031	1,119,433	5,092,174

Increase (Decrease) In Cash And Cash Equivalents	1,500,646	113,209	1,843,650

Cash And Cash Equivalents (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	343,004	(5,283)	-

Cash And Cash Equivalents (Excess Of Checks Issued Over Funds On Deposit), End Of Period	$1,843,650	$107,926	$1,843,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

2.	OPERATIONS

a)	Organization

Delta Oil & Gas, Inc. (“the Company”) was incorporated as a Colorado corporation on January 9, 2001.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

b)	Development Stage Activities (Continued)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,044,548 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc. All significant inter-company transactions have been eliminated.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom (see “Supplemental Oil and Gas Disclosures - Unaudited”).

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Asset Retirement Obligations

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

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At March 31, 2006, the Company had no overproduced imbalances.

g)	Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Loss Per Share

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

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and promissory note payable.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

o)	Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - “Accounting for Stock-Based Compensation”.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES

a)	Proved Property

In February 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

	MARCH 31	DECEMBER 31
	2006	2005

Proved property	$102,346	$102,346
Less: Accumulated depletion	(101,074)	(101,074)

	$1,272	$1,272

b)	Unproved Properties

	MARCH 31	DECEMBER 31
	2006	2005

Todd Creek
Acquisition cost	$597,263	$597,263
Cash call	590,925	519,990

Hillspring
Acquisition cost	414,766	414,766

Cache Slough
Cash call	301,387	301,387

Strachan
Acquisition cost	261,475	207,294

Palmetto Point
Acquisition cost	425,000	-

	$2,590,816	$2,040,700

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties (Continued)

i)	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As at March 31, 2006, a cash call of $590,925 has been paid as share of costs for a proposed drilling program.

ii)	Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766. The Company also had an option to acquire an additional 10% working interest in an additional 1.25 sections by paying $207,833 by July 1, 2005. Later the Company elected not to exercise this option and the option expired.

Hillspring Prospect

This option expired on July 1, 2005, but was later extended to December 29, 2006.

iii)	Cache Slough Prospect, California, USA

In May 2005, the Company entered into a participation agreement with Production Specialties Company (“PSC”) where the Company has been granted the right to earn a 68% working interest in a test well and a 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations. As at March 31, 2006, a cash call of $301,387 has been paid as share of costs for a proposed drilling program.

Following these payments, the Company will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company’s 68% interest.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties (Continued)

iv) Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%. As at March 31, 2006, the Company has advanced $261,475 as its share of the costs in the Leduc formation property.

A director of the Company maintains a 50% ownership interest in Odin.

v)	Palmetto Point Prospect, Mississippi

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	ADVANCES PAYABLE

Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum.

6. PROMISSORY NOTE PAYABLE

	MARCH 31	DECEMBER 31
	2006	2005

Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum. As at March 31, 2006, the promissory note was under negotiations and the terms were not amended. Interest continues to accrue at 6.5% per annum.	$39,933	$39,397

7.	SHARE CAPITAL

a)	On January 11, 2006, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

On January 24, 2006, the Company issued 230,000 common shares for exercise of stock options at $0.80 per share.

On January 25, 2006, the Company issued 12,500 common shares for exercise of stock options at $1.00 per share.

b)	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $5,991 was recorded during the three months ended March 31, 2006 (March 31, 2005 - $Nil) related to options granted during the year ended December 31, 2005 but vested during the three months ended March 31, 2006.

The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2005	330,000	$0.81

Exercised	(317,500)	(0.81)

Balance outstanding, March 31, 2006	12,500	$1.00

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

b)	Stock Options (Continued)

The following table summarized information about the stock options outstanding at March 31, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$1.00	12,500	2.75	6,250

c)	Common Stock Share Purchase Warrants

As at March 31, 2006, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$1.50	1,200,000	May 2, 2010
$1.50	383,985	August 29, 2010
$1.50	900,000	December 19, 2010

8.	RELATED PARTIES

During the period ended March 31, 2006, the Company paid $5,197 (March 31, 2005 - $Nil) for management fees to a director of the Company.

An amount of $933 at March 31, 2006 (December 31, 2005 - $805) is due to a director of the Company.

9.	COMMITMENT AND CONTRACTUAL OBLIGATIONS

A lease agreement for the Vancouver office commenced March 1, 2005 and terminates on February 28, 2006, and will subsequently be paid on a month-to-month basis. The lease agreement includes a fixed rental fee of $1,295 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENT AND CONTRACTUAL OBLIGATIONS (Continued)

On March 1, 2005, the Company also rented an office on a month to month basis for $243 per month.

10.	SUBSEQUENT EVENTS

a)	Private Placement

On February 24, 2006, the Company sold 727,272 units at $2.75 per Unit to a total of three (3) investors. Each unit consisted of one (1) share of common stock, par value $0.001, and one (1) warrant (the "warrant") to purchase one (1) share of common stock, exercisable for three (3) years from the closing of the offering. The exercise price for the warrant was priced at $3.00. The total gross proceeds the Company received from this sale of securities was $1,999,995 during the period ended March 31, 2006.  The Company paid $150,000 in commissions on this private equity offering.  Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $2,181,816.

b)	Wordsworth Prospect

Subsequent to the reporting period on April 20, 2006, the Company entered into a farmout, option and participation letter agreement (“FOP Agreement”) where it acquired 15% of a working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. The Company is responsible for its proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for the Company paying its proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, the Company will have earned 7.5% of the total payout on the Wordsworth prospect and an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

On or before July 1, 2006, the first test well is anticipated to be drilled. There can be no assurance that any of the wells drilled in this prospect will be productive or that the Company will recover all or any portion of its investment in such wells.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Business Development

We are engaged in the exploration, development, acquisition and operation of oil and gas properties. We participate in the oil and gas industry through the purchase of small interests in either producing wells or oil and gas exploration and development projects. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Northern California, Palmetto Point, Mississippi, Southern Saskatchewan, Canada, and the Southern Alberta Foothills area in Canada.

The disclosure that follows relates to each property for which we have an interest.

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well styled the Liberty Valance RD1 Gas Unit (“Liberty Valance” or the “well”). The well is located in the Rancho Capay Gas Field in Glenn County, California. We acquired this well for $90,000. The well is operated by Production Specialties Company (the “operator”). Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 2443 (MCF) on December 31, 2005 translating in an estimate of $9,823 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2005.

Todd Creek Prospect and Hillspring Prospect

On November 26, 2004, through our wholly owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into two agreements (the "Agreements") with Win Energy Corporation, ("Win"), an Alberta based Oil & Gas Exploration Company, in order to acquire an interest in lands and leases owned by Win. On or about January 25, 2005, we paid Win the full purchase price set forth in the Agreements and acquired a working interest in two prospective properties known as Todd Creek and Hillspring. Both properties are located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.

 Todd Creek

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8800 acres) in Todd Creek for the purchase price of $597,263 (US dollars). We also have an option to acquire an additional 15% interest in 7 additional sections of land (4,480 acres) which will terminate on December 31, 2006. Included in the acquisition of the Todd Creek prospect is a test well that has been drilled and cased. The Agreements with Win provide that they shall assume all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well.

During the second quarter of 2005, a well located in 13−28−9−2W5 in Alberta, Canada was drilled to a specifically targeted depth, evaluated, and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. Based upon these results, several development wells are anticipated to be drilled in the fourth quarter of 2006.

During the third quarter of 2005, another well was drilled located in 7−16−9−2W5 in Alberta, Canada and was previously drilled in October 2004. Following subsequent evaluation, the operator recommended that additional drilling take place on the 7−16 well to increased depths. The operator conducted further testing and evaluation and concluded that it was not drilled deep enough and is currently suspended with no reserves assigned.

 Hillspring

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 (US dollars). The operator drilled 4 test wells on the property adjacent to our interest and is currently reviewing the data from these wells. It is anticipated that a test well will be drilled on our property interest during the year ended 2006. Our acquisition of an interest in Hillspring Prospect included an option to acquire an additional 10% working interest in 1.25 sections in the immediate area for the sum of $207,833 (US dollars). This option expired on July 1, 2005, but was later extended to December 29, 2006.

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with a California based oil and gas company. This California company has the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East,

M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. This California company agreed to grant us a right to acquire 12.5% of their 68% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company's 68% interest.

Drilling of the first well on this property commenced in July 2005. Preliminary drill logs indicated that this is a potential gas well and the operator then completed the well for testing. Further testing resulted in the discovery of natural gas with flow rates suitable for commercial production. The anticipated date to commence production was extended due to flooding in the area from higher than average rainfalls. We now expect to commence commercial production in June 2006. We anticipate that our plans for future drilling on this property will be completed in the second quarter of the 2006.

Strachan Prospect

On September 23, 2005, we entered into a Farmout Agreement (“Agreement”) with Odin Capital Inc. (“Odin”), a Calgary, Alberta corporation. A former member of our board of directors, Mr. Philipchuk, maintains a 50% ownership interest in Odin. Odin has the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property. In exchange for us paying 4.0000% of all costs associated with drilling, testing, and completing the test well on the property, which we also refer to as the Leduc formation test well, we will have earned:

1.	in the Spacing Unit for the Earning Well:

i.	a 2.000% interest in the petroleum and natural gas below the base of the Mannville excluding natural gas in the Leduc formation; and

ii.
a 4.000% interest in the natural gas in the Leduc formation before payout subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of our Interest; and

2.	a 1.600% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

3.	a 1.289% interest in the rights below the base of the Shunda formation in Section 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $253,977. The well was drilled to the targeted depth of 13,650 feet. Based on positive results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well and will perform a full testing program. If the additional testing returns positive results, this well will be tied a nearby pipeline to accommodate the natural gas production. We anticipate receiving results from further testing in May 2006.

Palmetto Point Prospect

On February 21, 2006, we entered into an agreement (the “Agreement”) with 0743608 B.C. Ltd., (“Assignor”), a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor's ten percent (10%) gross working and revenue interest in a ten−well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C., (“Griffin”), a Mississippi based exploration company. Under the terms of the Agreement, we paid the Assignor $425,000 Dollars as payment for the assignment of the Assignor's 10% gross working and revenue interest in the Drilling Program. We also entered into a Joint Operating Agreement directly with Griffin on February 24, 2006.

The Drilling Program on the acquired property interests was initiated by Griffin on May 12, 2006 and is anticipated to be completed by Griffin within approximately the next 10 months. The anticipated commencement date for the drilling program was extended due to flooding of the road accessing the well sites attributable to the melting snow. The prospect area on which the ten wells will be drilled consists of approximately 1273 acres in Palmetto Point, Mississippi. The exact locations of the ten wells in which we will participate are yet to be determined. There can be no assurance that any of the wells drilled will be productive or that we will recover all or any portion of our investment in such wells.

Wordsworth Prospect

Subsequent to the reporting period on April 20, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired 15% of a working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we will have earned 7.5% of the total payout on the Wordsworth prospect and an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

On or before July 1, 2006, the first test well is anticipated to be drilled. There can be no assurance that any of the wells drilled in this prospect will be productive or that we will recover all or any portion of our investment in such wells.

Results of Operations for the three months ended March 31, 2006 and 2005

For the three month period ended March 31, 2006, our revenues generated from natural gas and oil sales increased to $2,188 compared to revenue of $1,936 for the same three month period in 2005. All revenue generated during the three month periods ended March 31, 2006 and 2005 was attributable to the Liberty Valance Well, our only producing property during this reporting period.

We anticipate that our revenues will increase based upon the discovery of natural gas with flow rates suitable for commercial production in the first well drilled on the Cache Slough Prospect.

We incurred costs and expenses in the amount of $177,486 for the three month period ended March 31, 2006 compared to costs and expenses of $36,148 for the same three month period in 2005. Our expenses for the months ended March 31, 2006 consisted of primarily of general and administrative expenses in the amount of $170,581and stock based compensation of $5,991. Our expense during the three months ended March 31, 2005 primarily consisted of general and administrative expenses in the amount of $34,826.

The significant increase in costs and expenses is attributable to the issuance of stock-based compensation during the three months ended March 31, 2006 and an increase in general and administrative fees consisting primarily of professional fees associated with the acquisition of the additional interests in oil and gas properties during the reporting period. As a result of the acquisition of additional oil and gas interests during and subsequent to the reporting period, we anticipate that our operating expenses will continue to increase in 2006.

Our net loss for the three months ended March 31, 2006 was $171,334, compared to a net loss of $34,212 in the prior three month period ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had current assets of $1,859,166, including cash on hand in the amount of $1,843,650. Our total current liabilities as of March 31, 2006 were $80,005. As a result, we had a working capital of $1,779,161on March 31, 2006.

The revenue we currently generate does not exceed our operating expenses. As a result, we needed additional financing in order to sustain our business operations and acquire additional properties. We primarily relied on financing activities including issuance of common stocks and units as well as share subscription receipts to fund our operations during the three months ended March 31, 2006. During the months ended March 31, 2006, we received gross proceeds in the amount of $2,000,000 from the sale of our equity securities. Our management anticipates that we have sufficient capital to finance our operations at the current level for the remainder of the fiscal year ended December 31, 2006.

Operating activities used $222,269 in cash for the three months ended March 31, 2006. Our net loss of $171,334 was the primary component of our negative operating cash flow. Investing activities during the months ended March 31, 2006 consisted of $550,116 for the purchase of natural gas and oil properties. Cash flows provided by financing activities during the three months ended March 31, 2006 primarily consisted of $1,999,995 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash in the months ended March 31, 2006 are as follows:

a.	Property acquisition costs, and

b.	Financing from the issuance of common stock.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred a net loss of $1,044,548 since inception. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Natural Gas and Oil Properties

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. At March 31, 2006, we had no overproduced imbalances.

Recently Issued Accounting Pronouncements

FASB Interpretation No. (“FIN”) 47 - “Accounting for Conditional Asset Retirement Obligations” issued by FASB in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect this guidance to have a material impact on its financial statements.

Staff Position No. FAS 115-1 - “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) issued by FASB in November 2005. FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. We have determined that the adoption of FSP 115-1 does not have an impact on our result of operations or financial position.

Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”) - “Share-Based Payment” issued by FASB in December 2004. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for us beginning with its fiscal year ending 2007. We have determined that the adoption of SFAS 123 (revised 2004) does not have an impact on our results of operations or financial position.

Statement of Financial Accounting Standards No. 151 (“SFAS 151”) - “Inventory Costs” issued by FASB on November 30, 2004. The adoption of SFAS 151 does not have an impact on our results of operations or financial position.

Statement of Financial Accounting Standards No. 153 (“SFAS 153”) - “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29” - issued by FASB in December 2004. We have determined that the adoption of SFAS 153 does not have an impact on our results of operations or financial position.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a−15(e) and 15d−15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

On February 24, 2006, we sold 727,272 Units at $2.75 per Unit to a total of three (3) investors. Each Unit consisted of one (1) share of common stock, par value $0.001, and one (1) Warrant (the "Warrant") to purchase one (1) share of common stock, exercisable for three (3) years from the closing of the offering. The exercise price for the Warrant was priced at $3.00. The total gross proceeds we received from this sale of securities was $1,999,995. We paid $150,000 in commissions on this private equity offering. Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the exercise of the warrants will equal $2,181,816.

We completed these sales of unregistered securities pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non−US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended [1]
3.2	By-laws, as amended [1]
10.1	Agreement to Acquire Interest in Todd Creek [2]
10.2	Agreement to Acquire Interest in Hillspring [2]
10.3	Amendment to Todd Creek and Hillspring Agreements [2]
10.4	Farmout Agreement relating to Cache Slough Prospect [3]
10.5	Farmout Agreement with Odin Capital Inc. relating to Leduc formation test well [4]
10.6	Drilling Program Agreement between Griffin & Griffin Exploration L.L.C. and 0743608 B.C. Ltd. [5]
10.7	Assignment Agreement between Delta Oil & Gas, Inc. and 0743608 B.C. Ltd [5]
10.8	Farmout, Option & Participation Agreement related to Wordsworth Prospect [6]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to Registration Statement on Form SB-2 filed on February 13, 2002
2 Incorporated by reference to current report on Form 8-K filed on February 15, 2005
3 Incorporated by reference to current report on Form 8-K filed on September 29, 2005
4 Incorporated by reference to current report on Form 8-K filed on May 26, 2005
5 Incorporated by reference to current report on Form 8-K filed on February 27, 2006
6 Incorporated by reference to registration statement on Form 10-SB filed on May 12, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	May 15, 2006

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer & Chief Financial Officer