Form 10QSB
period 2006-06-30
DELTA OIL & GAS INC
filed 2006-08-17
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

(866) 355-3644
(Issuer’s telephone number)
___________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,070,506 common shares as of July 26, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2006
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005and from Inception on January 9, 2001 through June 30, 2006
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and from Inception on January 9, 2001 through June 30, 2006
F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
ASSETS
CURRENT
Cash and cash equivalents	$1,149,725	$343,004
Accounts receivable	10,815	10,068
Prepaid expenses	7,619	1,615
	1,168,159	354,687

NATURAL GAS AND OIL PROPERTIES
Proved property	1,272	1,272
Unproved property	3,160,459	2,040,700
	3,161,731	2,041,972

OTHER EQUIPMENT
Computer equipment	3,492	3,492
Less: accumulated depreciation	(2,347)	(2,033)
	1,145	1,459

	$4,331,035	$2,398,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable	$35,753	$93,318
Note payable	-	39,397
	35,753	132,715

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized of $0.001 par value, 45,070,506 and 44,027,735 shares issued and outstanding, respectively	45,071	44,026
Additional paid in capital	5,277,142	3,110,591
Share subscriptions receivable	-	(16,000)
Deficit accumulated during the development stage	(1,026,931)	(873,214)
	4,295,282	2,265,403
	$4,331,035	$2,398,118

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on January 9, 2001 Through June 30,
	2006	2005	2006	2005	2006
REVENUE

Royalties received	$1,226	$1,852	$3,414	$3,788	$97,544

COSTS AND EXPENSES

Natural gas and oil operating costs	924	1,346	1,685	2,668	36,454
General and administrative	37,699	47,250	203,963	82,076	544,474
Depreciation and depletion	161	71	314	71	37,918
Stock based compensation	-	-	5,991	-	376,258
Impairment of natural gas and oil properties	-	-	-	-	65,503
Dry well costs written off	-	-	-	-	118,690
	38,784	48,667	211,953	84,815	1,179,297
NET OPERATING (LOSS)	(37,558)	(46,815)	(208,539)	(81,027)	(1,081,753)

OTHER INCOME

Forgiveness of debt	39,933	-	39,933	-	39,933
Interest income	10,925	-	14,889	-	14,889
	50,858	-	54,822	-	54,822
NET PROFIT/(LOSS)	13,300	(46,815)	(153,716)	(81,027)	(1,026,931)

BASIC INCOME/(LOSS) PER COMMON SHARE	$0.00	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	44,870,706	42,074,772	44,571,646	41,687,910

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six months Ended June 30,		From Inception on January 9, 2001 Through June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(153,715)	$(81,027)	$(1,026,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	314	71	37,918
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs writtenoff	-	-	118,690
Stock based compensation	-	-	370,267
Changes in operating assets and liabilities:
(Decrease) in accounts receivable	(747)	(817)	(10,815)
Increase (Decrease) in accounts payable	(57,565)	8,050	35,753
Accrued Interest payable	(39,397)	(17,362)	(30,001)
Prepaid expenses	(6,006)	(1,057)	(7,619)

Net Cash Used in Operating Activities	(257,116)	(92,142)	(447,235)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of other equipment	-	(1,751)	(3,492)
Investment in natural gas and oil working interests	(1,119,759)	(1,171,975)	(3,351,495)

Net Cash Used in Investing Activities	(1,119,759)	(1,173,726)	(3,354,987)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	2,167,596	1,139,740	4,951,947
Shares subscription received	-	283,985	-
Shares subscription receivable	16,000	-	-
Due to related party	-	(13,122)	-
Advances (repaid)	-	(7,974)	-
Promissory note payable	-	1,064	-

Net Cash Provided by Financing Activities	2,183,596	1,403,693	4,951,947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	806,721	137,825	1,149,725

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD (EXCESS OFCHECKS ISSUED OVER FUNDS ON DEPOSIT)	343,004	(5,283)	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,149,725	$132,542	$1,149,725

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)
1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

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

The Company is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States. Since January 9, 2001, the Company has acquired an 8.9% working interest in a well which commenced production in February 2001. The Company has subsequently acquired other working interests in wells in North America.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,026,931 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc. All significant inter-company transactions have been eliminated.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
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

JUNE 30, 2006
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

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2006, the Company had no overproduced imbalances.

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

JUNE 30, 2006
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

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when,

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
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

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES

a)	Proved Property

In February 2001, the Company acquired an 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

	JUNE 30 2006	DECEMBER 31 2005

Proved property	$102,346	$102,346
Less: Accumulated depletion	(101,074)	(101,074)

	$1,272	$1,272

b)	Unproved Properties

	JUNE 30 2006	DECEMBER 31 2005
Todd Creek
Acquisition cost	$597,263	$597,263
Cash call	550,085	519,990

Hillspring
Acquisition cost	414,766	414,766

Cache Slough
Cash call	301,387	301,387

Strachan
Acquisition cost	328,349	207,294
Texalta	181,422	-

Brinx	362,187	-

Palmetto Point
Acquisition cost	425,000	-
	$3,160,459	$2,040,700

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties (Continued)

i)	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As at June 30, 2006, a cash call of $550,085 has been paid as share of costs for a proposed drilling program.

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

JUNE 30, 2006
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

A director of the Company maintains a 50% ownership interest in Odin.

v)	Palmetto Point Prospect, Mississippi, USA

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

vi). Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. As at June

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

30, 2006, the Company had advanced CDN$200,889 as its share of the costs in this Agreement.

vii) Owl Creek Prospect, Oklahoma, USA

In June 2006, Delta Oil & Gas entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell #2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell #2. In addition, Delta has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl Creek participating partners. The cost to Delta for this assignment was $300,000.

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

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect.  It relies on the operator’s ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	NOTE PAYABLE

	JUNE 30 2006		DECEMBER 31 2005
Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum. As at June 30, 2006, the note was forgiven and the Company was released from all obligations under the promissory note.	$	Nil	$39,397

7.	SHARE CAPITAL

a)	On January 11, 2006, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

On January 24, 2006, the Company issued 230,000 common shares for exercise of stock options at $0.80 per share.

On January 25, 2006, the Company issued 12,500 common shares for exercise of stock options at $1.00 per share.

On April 25, 2006, the Company issued 727,272 common shares pursuant to a private placement at $2.75 per share.

b)	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $55,109 was recorded during the three months ended June 30, 2006 (June 30, 2005 - $Nil) related to options granted during the year ended December 31, 2005 and the three months ended June 30, 2006, but vested during the three months ended June 30, 2006.

The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2005	570,000	$0.95

Exercised	(317,500)	(0.95)

Balance outstanding, June 30, 2006	252,500	$1.00

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

b)	Stock Options (Continued)

The following table summarized information about the stock options outstanding at June 30, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$1.00	12,500	2.75	12,500
$1.15	240,000	1.25	32,000

c)	Common Stock Share Purchase Warrants

As at June 30, 2006, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$1.50	1,200,000	May 2, 2010
$1.50	383,985	August 29, 2010
$1.50	900,000	December 19, 2010

8.	RELATED PARTIES

During the period ended June 30, 2006, the Company paid $15,197 (June 30, 2005 - $Nil) for management fees to a director of the Company.

An amount of $880 at June 30, 2006 (December 31, 2005 - $805) is due to a director of the Company.

9.	COMMITMENT AND CONTRACTUAL OBLIGATIONS

A lease agreement for the Vancouver office commenced March 1, 2005 and terminated on February 28, 2006, and is currently on a month-to-month basis. The lease agreement includes a fixed rental fee of $1,295 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENT AND CONTRACTUAL OBLIGATIONS (Continued)

From March 1, 2005, the Company commenced renting an office on a month to month basis for $243 per month.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Development

We are engaged in the exploration, development, acquisition, and operation of oil and gas properties. We participate in the oil and gas industry through the purchase of small interests in producing wells, oil and gas exploration, and development projects. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Northern California; Palmetto Point, Mississippi; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and Garvin and McClain counties in Oklahoma.

The disclosure that follows relates to each property for which we have an interest.

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well called the Liberty Valance RD1 Gas Unit (“Liberty Valance” or the “well”). The well is located in the Rancho Capay Gas Field in Glenn County, California. We acquired this well for $90,000. Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 2443 (MCF) on December 31, 2005 translating in an estimate of $9,823 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2005. The operator of the well markets each non−operator's share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues.

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

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well is anticipated to be tied into a newly constructed gas processing plant with production commencing in August 2006. We and Win Energy Corporation intend to drill a number of development wells in this prospect in the fourth quarter of 2006.

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

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with a California based oil and gas company. This California company has the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East, M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. We refer to this property as the “Cache Slough Prospect.” Based upon an agreement with the property owner, this California company will be responsible for all costs and receive 68% of the revenue generated from the wells drilled on the property. The property owner will receive the remaining 32% of revenue. This California company agreed to grant us a right to acquire 12.5% of their 68% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company’s 68% interest.

Drilling of the first well on this property commenced in July of 2005. Preliminary drill logs indicated that this is a potential gas well and the operator then completed the well for testing. Preliminary testing resulted in the potential discovery of natural gas and the operator elected to complete the well. The well is currently being tied in to a nearby pipeline to accommodate any potential natural gas production. Flow rates and reserve size may be announced after the well has commenced commercial production. The anticipated date to commence production was extended due to flooding in the area from higher than average rainfalls. We now expect to commence commercial production in September 2006.

Based on the positive results from the first well drilled on this property, a second well has been drilled on this property to a targeted depth of 5,500 feet. We have not received any preliminary results from testing on this second well. We anticipate that additional wells will be drilled on this property and these plans are currently being prepared.

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

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $253,977. The well was drilled to the targeted depth of 13,650 feet. Based on positive results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well and will perform a full testing program. If the additional testing returns positive results, this well will be tied a nearby pipeline to accommodate the natural gas production. We anticipate receiving result from further testing in the third quarter of the current fiscal year.

Palmetto Point Prospect

On February 21, 2006, we entered into an agreement (the “Agreement”) with 0743608 B.C. Ltd., (“Assignor”) a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor’s ten percent (10%) gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C., (“Griffin”) a Mississippi based exploration company. Under the terms of the Agreement, we paid the Assignor $425,000 as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program. We also entered into a Joint Operating Agreement directly with Griffin on February 24, 2006.

The Drilling Program on the acquired property interests was initiated by Griffin the first week of May 2006 and anticipated to be completed by Griffin within approximately 10 months. The prospect area owned or controlled by Griffin on which the initial ten wells will be drilled, is comprised of approximately 1273 acres in Palmetto Point, Mississippi. To date, seven wells have been drilled. Two of the wells have encountered zones of natural gas and oil zones, 3 of the wells have encountered only gas zones, and the other two wells were dry and have been plugged and abandoned. The five wells with zones of natural gas and/or oil are being hooked up to a natural gas pipeline and we expect to commence production in August 2006. Flow rates for these wells will not be known until the pipeline connections are complete and production has commenced.

Wordsworth Prospect

On April 20, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15%working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contains oil reserves suitable for commercial production. In June 2006, this initial well was producing as a flowing oil well. As of June 30, 2006, this well had produced 4,339 barrels of oil. This well is also currently producing natural gas, but we have been forced to burn off the initial gas production until such time that it can be connected to a pipeline. Since this time, the flow rates of the well have fluctuated significantly. At the present time, we have not estimated the reserves of this well and can provide no assurance that this well will continue to produce any reserves in the future.

Owl Creek Prospect

On June 1, 2006, we entered into an Assignment Agreement with Brinx Resources, Ltd., (“Brinx”) a Nevada Oil & Gas Exploration Company, in order to acquire a working interest in lands and leases owned by Brinx. The purchase price of $300,000 for the assignment and options to acquire future interests has been paid in full. The lands are located in Garvin & McClain Counties, Oklahoma and we refer to the lands as the “Owl Creek Prospect.”

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect and we refer to the “Powell #2.” The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing on the Powell #2 well, this well was completed and commercial production has commenced. Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 well. Initially after the well was completed, the Powell #2 well began flowing natural oil and gas under its own pressure without the assistance of a pump. The flow rates of the Powell #2 well have fluctuated significantly. As of July 20, 2006, the Powell #2 well had produced 5,346 barrels of oil. At the present time, we have not estimated the reserves of the Powell #2 well and can provide no assurance that this well will continue to produce any reserves in the future.

We were also granted an option to earn a 20% working interest in any future wells to be drilled on the 1,120 acres of land in Garvin & McClain Counties, USA which make up the Owl Creek Prospect. Lastly, we received an option to earn a 20% working interest in any future wells to be drilled on any land of mutual interest acquired by the Owl Creek participants in and around the same area. The working interest in future wells is earned by paying 20% of the costs of drilling and completing each additional well.

Based upon the positive results of the Powell #2 well, an additional well is anticipated to be drilled in the area as early as August 2006. We exercised our option to acquire a 20% working interest in this well which we will refer to as the “Isbill #1-36” we are responsible for 20% of the costs of drilling and completing the well.

Results of Operations for the three and six months ended June 30, 2006 and 2005

For the three months ended June 30, 2006, our revenues generated from natural gas and oil sales decreased to $1,226 from revenue of $1,852 for the three months ended June 30, 2006. For the six months ended June 30, 2006, our revenues generated from natural gas and oil sales decreased to $3,414 from revenue of $3,788 for the six months ended June 30, 2006. All revenue generated during the three and six months ended June 30, 2006 and 2005 was attributable to the Liberty Valance Well, our only producing property during this reporting period. The decrease in revenue is attributable to the depletion of the reserves in the Liberty Valance Well.

We incurred costs and expenses in the amount of $44,775 for the three months ended June 30, 2006, compared to costs and expenses of $48,667 for the same three month period in the prior year. Our costs and expenses for the three months ended June 30, 2006 consisted of general and administrative expenses of $43,690, natural gas and oil operating costs of $924, and depreciation and depletion of $161. Our costs and expenses for the three months ended June 30, 2005 consisted of general and administrative expenses of $47,250, natural gas and oil operating costs of $1,346, and depreciation and depletion of $71.

We incurred costs and expenses in the amount of $211,953 for the six months ended June 30, 2006, compared to costs and expenses of $84,815 for the six months ended June 30, 2005. Our costs and expenses for the six months ended June 30, 2006 consisted of general and administrative expenses of $203,963, natural gas and oil operating costs of $1,685, depreciation and depletion of $314, and stock based compensation of $5,991. Our costs and expenses for the six months ended June 30, 2005 consisted of general and administrative expenses of $82,076, natural gas and oil operating costs of $2,668, and depreciation and depletion of $71. This increase in costs and expenses for the six month ended June 30, 2006 from the same period in the prior year is attributable to increased general and administrative fees consisting primarily of professional fees associated with the acquisition of the additional interests in oil and gas properties.

During the three and six months ended June 30, 2006, we reported other income of $50,858. We did not record any other income in the three or six months ended June 30, 2005. Other income during the reporting period consisted of $39,933 relating to the forgiveness of debt on a promissory note and $10,925 as interest income earned on short-term investments.

Net profit for the three months ended June 30, 2006 was $7,309, compared to a net loss of $46,815 for the three months ended June 30, 2005. Net loss for the six months ended June 30, 2006 was $153,716, compared to a net loss of $81,027 for the six months ended June 30, 2005.

There are material events and uncertainties which could cause our reported financial information to not to be indicative of future operating results or financial condition. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations. The success of any acquisition depends on a number of factors beyond our control, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Drilling for oil and natural gas may also involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are also dependent upon the current and future market prices for crude oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost. We do not operate the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our returns on capital in drilling or acquisition activities and our targeted production growth rate. As a result, our historical results should not be indicative of future operations.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $1,168,159 and total current liabilities in the amount of $35,753. As a result, we had working capital of $1,132,406 as of June 30, 2006.

The revenue we currently generate natural gas and oil sales does not exceed our operating expenses. We primarily relied on financing activities including issuance of common stocks and units as well as share subscription receipts to fund our operations for the six months ended June 30, 2006. During the six months ended June 30, 2006, we received gross proceeds in the amount of $2,183,596 from the sale of our equity securities.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties. Our management anticipates that current cash on hand is sufficient to fund our continued operations at the current level for the remainder of the fiscal year ended December 31, 2006. Additional capital will be required to effectively expand our operations and implement our overall business strategy. It is uncertain whether we will be able to obtain financing when sought. If we are unable to obtain additional financing, the full implementation of our ability to expand our operations will be impaired.

Operating activities used $257,116 in cash for the six months ended June 30, 2006. Our net loss of $153,715 was the primary component of our negative operating cash flow. Investing activities during the six months ended June 30, 2006 consisted of $1,119,759 for the purchase or natural gas and oil properties. Cash flows provided by financing activities during the six months ended June 30, 2006 primarily consisted of $2,167,596 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the six months ended June 30, 2006 are as follows:

a.	Property acquisition costs, and
b.	Financing from the issuance of common stock.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $1,026,931 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management’s Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. At June 30, 2006, we had no overproduced imbalances.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended [1]
3.2	By−laws, as amended [1]
10.1	Agreement to Acquire Interest in Todd Creek [2]
10.2	Agreement to Acquire Interest in Hillspring [2]
10.3	Amendment to Todd Creek and Hillspring Agreements [2]
10.4	Farmout Agreement relating to Cache Slough Prospect [3]
10.5	Farmout Agreement with Odin Capital Inc. relating to Leduc formation test well [4]
10.6	Drilling Program Agreement between Griffin & Griffin Exploration L.L.C. and 0743608 B.C. Ltd. [5]
10.7	Assignment Agreement between Delta Oil & Gas, Inc. and 0743608 B.C. Ltd [5]
10.8	Farmout, Option & Participation Agreement related to Wordsworth Prospect [6]
10.9	Agreement to Acquire Interest in Owl Creek [7]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Incorporated by reference to Registration Statement on Form SB−2 filed on February 13, 2002
2.	Incorporated by reference to current report on Form 8−K filed on February 15, 2005
3.	Incorporated by reference to current report on Form 8−K filed on September 29, 2005
4.	Incorporated by reference to current report on Form 8−K filed on May 26, 2005
5.	Incorporated by reference to current report on Form 8−K filed on February 27, 2006
6.	Incorporated by reference to registration statement on Form 10−SB filed on May 12, 2006
7.	Incorporated by reference to current report on Form 8−K filed on June 2, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	August 17, 2006

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director