Form 10QSB
period 2006-09-30
DELTA OIL & GAS INC
filed 2006-11-20
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-82636

Delta Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1122 6th Avenue , Seattle, Washington 98109
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,070,506 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2006
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and from inception on January 9, 2001 through September 30, 2006
F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and from inception on January 9, 2001 through September 30, 2006
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
(Stated in U.S. Dollars)
	September 30, 2006	December 31, 2005
ASSETS

Current
Cash and cash equivalents	$736,402	$343,004
Accounts receivable	12,989	10,068
Prepaid expenses	8,502	1,615

	757,893	354,687

Natural Gas And Oil Properties
Proved property	549,773	1,272
Unproved property	2,969,918	2,040,700

	3,519,691	2,041,972

Other Equipment
Computer equipment	3,492	3,492
Less: accumulated depreciation	(2,500)	(2,033)

	992	1,459

	$4,278,576	$2,398,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current

Accounts payable and accrued liabilities	$79,570	$93,318
Note payable	-	39,397

	79,570	132,715

STOCKHOLDERS' EQUITY

Common stock, 100,000,000 shares authorized of $0.001 par value, 45,070,506 and 44,027,735 shares issued and outstanding, respectively	45,071	44,026
Additional paid-in capital	5,373,843	3,110,591
Share subscriptions receivable	-	(16,000)
Deficit accumulated during the development stage	(1,219,908)	(873,214)

	4,199,006	2,265,403

	$4,278,576	$2,398,118

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(Stated in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on January 9, 2001 Through September 30,
	2006	2005	2006	2005	2006
Revenue

Royalties received	$168,528	$1,073	$171,942	$4,861	$266,072

Costs And Expenses

Natural gas and oil operating costs	21,005	922	22,690	3,590	57,459
General and administrative	259,686	328,851	469,640	410,927	1,180,418
Depreciation and depletion	6,316	146	6,630	217	44,234
Impairment of natural gas and oil properties	-	-	-	-	65,503
Dry well costs written off	80,833	-	80,833	-	199,523

	367,840	329,919	579,793	414,734	1,547,137

Net Operating (Loss)	(199,312)	(328,846)	(407,851)	(409,873)	(1,281,065)

Other Income

Forgiveness of debt	-	-	39,933	-	39,933
Interest income	6,335	-	21,224	-	21,224

	6,335	-	61,157	-	61,157

Net (Loss)	(192,977)	(328,846)	(346,694)	(409,873)	(1,219,908)

Basic (Loss) Per Common Share	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	45,070,506	42,664,440	44,739,760	42,016,997

The accompanying notes are an integral part of these consolidated financial statements.

 DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	For the Nine Months Ended September 30,		From Inception on January 9, 2001 Through September 30,
	2006	2005	2006
Cash Flows From Operating Activities:

Net loss	$(346,694)	$(409,873)	$(1,219,908)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	6,630	217	44,234
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	80,833	-	199,523

Changes in operating assets and liabilities:
Accounts receivable	(2,921)	(1,530)	(12,989)
Accounts payable	(13,748)	287,983	79,570
Note payable	(39,397)	(17,362)	(30,001)
Prepaid expenses	(6,887)	(8,047)	(8,502)

Net Cash Used in Operating Activities	(322,184)	(148,612)	(882,570)

Cash Flows From Investing Activities:

Purchase of other equipment	-	(1,751)	(3,492)
Investment in natural gas and oil working interests	(1,564,715)	(1,869,394)	(3,796,451)

Net Cash Used in Investing Activities	(1,564,715)	(1,871,145)	(3,799,943)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	2,264,297	1,988,439	5,418,915
Shares subscription received	-	739,985	-
Shares subscription receivable	16,000	(16,000)	-
Due to related party	-	(13,122)	-
Advances payable	-	(7,974)	-
Promissory note payable	-	174,187	-

Net Cash Provided by Financing Activities	2,280,297	2,865,515	5,418,915

Net Increase In Cash And Cash Equivalents	393,398	845,758	736,402

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Checks Issued Over Funds On Deposit)	343,004	-	-

Cash And Cash Equivalents At End Of Period	$736,402	$845,758	$736,402

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and notes thereto.

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

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

b)	Development Stage Activities (Continued)

The Company is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company’s prospects are uncertainties inherent estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,219,908 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of oil and gas properties (full cost ceiling limitation) are not to exceed the sum of the related estimated future net revenues from proved reserves discounted at 10%, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any, and the cost of unevaluated and unproved properties not being amortized, if any, net of tax considerations. These properties are included in the amortization pool immediately upon the determination that the well is dry.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Natural Gas and Oil Properties

Unproved properties consist of lease acquisition costs and costs on well currently being drilled on the properties. The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.

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

The Company determined that the net effect of the ARO calculation to the Company’s income statement for the year ended December 31, 2005 would be $765, (2004: $689). The Company considers the impact of the ARO to be immaterial to record in its financial statements for the year ended December 31, 2005. As at December 31, 2005, the net present value of the ARO is $7,718, (2004: $6,593).

e)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At September 30, the Company had no overproduced imbalances.

g)	Cash and Cash Equivalent

Cash and cash equivalent consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

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

SEPTEMBER 30, 2006
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

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities, and promissory note payable.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES

a) Proved Property	Cost	Accumulated Depletion	Net Value September 30, 2006	Net Value December31, 2005

i. Liberty Valance	$102,346	$(101,074)	$1,272	$1,272

ii. Wordsworth Property	185,677	(2,063)	183,614	-

iii. Owl Creek Prospect	368,987	(4,100)	364,887	-
	$657,010	$107,237	$549,773	$1,272

Descriptions

i. Liberty Valance

In February 2001, the Company acquired and 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

ii. Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. As at September 30, 2006, the Company had advanced $185,677 (CDN$205,693) as its share of the costs in this Agreement.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

a) Proved Property

iii.	Owl Creek Prospect, Oklahoma, USA

In June 2006, Delta Oil & Gas entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell #2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2. In addition Delta has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners. The cost to Delta for this assignment was $368,987. Isbill #1-36 was abandoned during the 3 months ending September 30, 2006, and costs amounted to $81,026 was charged to the income statement for the quarter.

b) Unproved Properties
		SEPTEMBER 30 2006	DECEMBER 31 2005
i.	Todd Creek Acquisition cost Cash call	$597,263 583,571	$597,263 519,990
ii.	Hillspring Acquisition cost	414,766	414,766
iii.	Cache Slough Prospect Cash call	431,887	301,387
iv.	Strachan Prospect Acquisition cost	347,431	207,294
v.	Palmetto Point Prospect Acquisition cost (10 wells) Acquisition cost (2 wells)	425,000 70,000	- - -
vi.	Mississippi	100,000
		$2,969,918	$2,040,700

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b) Unproved properties (Continued)

i)	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As at September 30, 2006, a cash call of $583,571 has been paid as share of costs for a proposed drilling program.

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

This option expired on July1, 2005, but was later extended to December 29, 2006.

iii)	Cache Slough Prospect, California, USA

In May 2005, the Company entered into a participation agreement with Production Specialties Company (“PSC”) where the Company has been granted the right to earn a 68% working interest in a test well and a 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations. As at September 30, 2006, a cash call of $431,887 has been paid as share of costs for a proposed drilling program.

Following these payments, the Company will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generate by the property, which is 12.5% of this California company’s 68% interest.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties (Continued)

iv)	Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for he participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%. As at September 30, 2006, the Company has advanced $347,431 as its share of the costs in the Leduc formation property.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties (Continued)

vi)	Mississippi, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. Delta has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.

5.	NATURAL GAS AND OIL EXPLORATION RISK

a)	Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

b)	Distribution Risk

The Company is dependent on the operator to market any oil production form its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator’s ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

6.	PROMISSORY NOTE PAYABLE

	SEPTEMBER 30 2006		DECEMBER 31 2005
Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum. As at September 30, 2006, the note was forgiven and the Company was released from all obligations under the promissory note.	$	Nil	$39,397

During the quarter ended June 30, 2006, the Company was released from all obligations under the note payable by the note holder, which amounted to $39,933 including principle and interest accrued before and after maturity. The Company provided no consideration in exchange for this release.

7.	SHARE CAPITAL

i.
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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

On April 25, 2006, the Company issued 727,272 common shares pursuant to a private placement at $2.75 per share.

ii.	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Compensation expense of $96,701 was recorded during the three months ended September 30, 2006 (September 30, 2005 - $268,714) related to options granted during the year ended December 31, 2005 and the nine months ended September 30, 2006, but vested during the three months ended September 30, 2006.
The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2005 Granted Exercised Balance outstanding, September 30, 2006	330,000 300,000 (317,500)	$ 0.95 0.95 (0.95)
	312,500	$ 1.00

The following table summarized information about the stock options outstanding at September 30, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 1.00 $ 1.15 $ 1.15	12,500 240,000 60,000	2.25 1.00 1.00	12,500 32,000 50,000

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (Continued)

w)	Common Stock Share Purchase Warrants

As at September 30, 2006, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$ 1.50 $ 1.50 $ 1.50	1,200,000 383,985 900,000	May 2, 2010 August 29, 2010 December 19, 2010

8.	RELATED PARTIES

During the period ended September 30, 2006, the Company paid $27,494 (September 30, 2005 - $14,731) for management fees to a director of the Company.

An amount of $883 at September 30, 2006 (December 31, 2005 - $805) is due to a director of the Company.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENT AND CONTRACTURAL OBLIGATIONS

A lease agreement for the Vancouver office commenced March 1, 2005 and terminates on February 28, 2006, and will subsequently be paid on a month-to-month basis. The lease agreement includes a fixed rental fee of $1,295 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

On March 1, 2005, the Company also rented and office on a month to month basis for $243 per month.

10.	SUBSEQUENT EVENT

Cache Slough Assignment. Subsequent to the reporting period, the Company assigned all of its interest in the Cache Slough prospect in exchange for $1,500,000.

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

Business Development

We are engaged in the exploration, development, acquisition, and operation of oil and gas properties. We participate in the oil and gas industry through the purchase of small interests in producing wells, oil and gas exploration, and development projects. Our current focus is on the exploration of our land portfolio comprised of working interests in Palmetto Point, Mississippi; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and Garvin and McClain counties in Oklahoma.

The disclosure that follows relates to each property for which we have an interest.

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well called the Liberty Valance RD1 Gas Unit (“Liberty Valance” or the “well”). The well is located in the Rancho Capay Gas Field in Glenn County, California. We acquired this well for $90,000. Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 2443 (MCF) on

December 31, 2005 translating in an estimate of $9,823 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2005. The operator of the well markets each non−operator's share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues. The Liberty Valance well generated revenue of $576 during the three month period ending September 30, 2006 and $3,990 during the nine month period ending September 30, 2006.

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

Todd Creek Prospect

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8800 acres) in Todd Creek for the purchase price of $597,263. We also have an option to acquire an additional 15% interest in 7 additional sections of land (4,480 acres). This option terminates on December 31, 2006.

Included in the acquisition is a test well that has been drilled and cased. Under the terms of this agreement, Win shall assume all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced during the reporting period. We and Win Energy Corporation intend to drill further exploration wells in this prospect in the fourth quarter of 2006.

Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766. It is now anticipated that a test well will be drilled on our property interest in early 2007.

Our acquisition of an interest in Hillspring Prospect included an option to acquire an additional 10% working interest in 1.25 sections in the immediate area for the sum of $207,833 (US dollars). This option expired on July 1, 2005, but was later extended to December 29, 2006.

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with a California based oil and gas company. This California company has the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East, M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. We refer to this property as the “Cache Slough Prospect.” Based upon an agreement with the property owner, this California company was responsible for all costs and received 68% of the revenue generated from the wells drilled on the property. The property owner received the remaining 32% of revenue. This California company agreed to grant us a right to acquire 12.5% of their 68% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we would be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company’s 68% interest.

Drilling of the first well on this property commenced in July of 2005. Preliminary drill logs indicated that this is a potential gas well and the operator then completed the well for testing. Preliminary testing resulted in the potential discovery of natural gas and the operator elected to complete the well. The well is in the process of being tied in to a nearby pipeline to accommodate any potential natural gas production.

Based on the positive results from the first well drilled on this property, a second well was drilled on this property to a targeted depth of 5,500 feet. The operator of the well elected to complete the well based on the initial testing and anticipates tying it in to a nearby pipeline to accommodate any potential natural gas production. The total costs associated with these two wells are $431,887.

Subsequent to the reporting period, we assigned all of our interest in the Cache Slough Prospect in exchange for $1,500,000.

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

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $253,977. The well was drilled to the targeted depth of 13,650 feet. Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well and will perform a full testing program. If the additional testing returns positive results, this well will be tied a nearby pipeline to accommodate the natural gas production.

Palmetto Point Prospect - 12 Wells

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

The Initial Drilling Program on ten (10) wells on the acquired property interest has been completed by Griffin. The prospect area owned or controlled by Griffin on which the initial ten wells will be drilled, is comprised of approximately 1273 acres in Palmetto Point, Mississippi. To date, ten wells have been drilled, 4 of which are producing, 1 of which is expected to produce but is currently awaiting a compressor, 3 of which are expected to produce but are waiting on pipeline completion rigs and 2 of which were not commercially viable and were plugged and abandoned.

We elected to participate in an additional two well program which has also been completed. With respect to the two additional wells at this same location, the first is being drilled at present and the second is awaiting a drilling rig.

Palmetto Point Prospect - 50 wells

During the reporting period, we entered into a joint venture agreement to acquire an interest in a drilling program comprising of up to 50 natural gas and/or oil wells. The area in which the proposed well are to be drilled in approximately 300,000 gross acres location between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in the first week of September 2006. The site of the first 20 proposed wells are located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program will be conducted by Griffin in its capacity as operator. We have agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. The operating agreement provides for further payments based on the following schedule;

1.	On or before October 1st, 2006 $200,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana.
2.	On or before November 1st, 2006, $100,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana.

Wordsworth Prospect

On April 20, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contains oil reserves suitable for commercial production. In June 2006, this initial well was producing as a flowing oil well. Revenue generated from this well for the quarter ending September 30, 2006 was $88,475. At the present time, we have not estimated the reserves of this well and can provide no assurance that this well will continue to produce in the future.

Based on the results from the first test well, we expect a second sell to be drilled by the end of the first quarter of 2007.

Owl Creek Prospect

On June 1, 2006, we entered into an Assignment Agreement with Brinx Resources, Ltd.,

(“Brinx”) a Nevada Oil & Gas Exploration Company, in order to acquire a working interest in lands and leases owned by Brinx. The purchase price of $300,000 for the assignment and options to acquire future interests has been paid in full. We paid a further $68,987 for our proportion of costs associated with the completion of the first well. The lands are located in Garvin & McClain Counties, Oklahoma and we refer to the lands as the “Owl Creek Prospect.”

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect and we refer to the “Powell #2.” The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing on the Powell #2 well, this well was completed and commercial production has commenced. Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 well. Initially after the well was completed, the Powell #2 well began flowing natural oil and gas under its own pressure without the assistance of a pump. The flow rates of the Powell #2 well have fluctuated significantly. Revenue generated from this well for the quarter ending September 30, 2006 was $79,477. At the present time, we have not estimated the reserves of the Powell #2 well and can provide no assurance that this well will continue to produce in the future.

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

Based upon the positive results of the Powell #2 well, an additional well we refer to as the “Isbill #1-36” was drilled and reached its targeted depth in September 2006. However, test results showed that the well will not be commercially viable, therefore the well was abandoned and all costs were written off to the income statement during the quarter ended September 30, 2006.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

For the three months ended September 30, 2006, our revenues generated from natural gas and oil sales increased to $168,528 from revenue of $1,073 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our revenues generated from natural gas and oil sales increased to $171,942 from revenue of $4,861 for the nine months ended September 30, 2005. Prior to the three months ended September 30, 2006, our Liberty Valance well was our only producing property. The increase in revenue is attributable to royalties received during the three months ended September 30, 2006 from the Wordsworth and Owl Creek prospects.

We incurred costs and expenses in the amount of $367,840 for the three months ended September 30, 2006, compared to costs and expenses of $329,919 for the same three month period in the prior year. The increase in expenses was caused by an increase in our natural gas and operating costs, together with the write down of the costs associated with Isbill #1-36 at Owl Creek due to abandonment; however, this was partially offset by a reduction in general and administration costs due to a lower stock-based compensation charge. Stock-based compensation of $96,701 was a significant component of our general and administrative expenses for the three months ended September 30, 2006. Our costs and expenses for the three months ended September 30, 2005 consisted of general and administrative expenses of $328,851, natural gas and oil operating costs of $922, and depreciation and depletion of $146. Stock-based compensation of $268,714 was a significant component of our general and administrative expenses for the three months ended September 30, 2005.

We incurred costs and expenses in the amount of $579,793 for the nine months ended September 30, 2006, compared to costs and expenses of $414,734 for the nine months ended September 30, 2005. Our costs and expenses for the nine months ended September 30, 2006 consisted of general and administrative expenses of $469,640, natural gas and oil operating costs of $22,690, depreciation and depletion of $467, and impairment of natural gas an oil properties of $80,833. Stock-based compensation of $157,801 was a significant component of our general and administrative expenses for the nine months ended September 30, 2006. Our costs and expenses for the nine months ended September 30, 2005 consisted of general and administrative expenses of $410,927, natural gas and oil operating costs of $3,590, and depreciation and depletion of $217. Stock-based compensation of $268,714 was a significant component of our general and administrative expenses for the nine months ended September 30, 2005. The increase in costs and expenses for the three and nine months ended September 30, 2006 when compared to the same period in the prior year is attributable to increased general and administrative fees primarily attributable to management costs and the write down of Isbil #1-36 well at Owl Creek.

We reported other income of $6,335 for the three months ended September 30, 2006 and $61,157 for the nine months ended September 30, 2006. We did not record any other income in the three or nine months ended September 30, 2005. Other income during the three months ended September 30, 2006 consisted of $6,335 in interest income. Other income during the nine months ended September 30, 2006 consisted of $21,224 in interest income and $39,933 relating to the settlement of debt on a promissory note.

Net loss for the three months ended September 30, 2006 was $192,977, compared to a net loss of $328,846 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $346,694, compared to a net loss of $409,873 for the nine months ended September 30, 2005.

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

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $757,893 and total current liabilities in the amount of $79,570. As a result, we had working capital of $678,323 as of September 30, 2006.

The revenue we currently generate natural gas and oil sales does not exceed our operating expenses. We primarily relied on financing activities including issuance of common stocks and units as well as share subscription receipts to fund our operations for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we received $2,122,496 from financing activities.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties. Our management anticipates that current cash on hand is sufficient to fund our continued operations at the current level for the next twelve months. Additional capital will be required to effectively expand our operations and implement our overall business strategy. It is uncertain whether we will be able to obtain financing when sought. If we are unable to obtain additional financing, the full implementation of our ability to expand our operations will be impaired.

Operating activities used $322,184 in cash for the nine months ended September 30, 2006. Our net loss of $346,694 was the primary component of our negative operating cash flow. Investing activities during the nine months ended September 30, 2006 consisted of $1,564,715 for the purchase or natural gas and oil properties. Cash flows provided by financing activities during the nine months ended September 30, 2006 primarily consisted of $2,280,297 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the nine months ended September 30, 2006 are as follows:

a.  Property acquisition costs, and
b.      Financing from the issuance of common stock.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $1,219,908 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. At September 30, 2006, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Assignment Agreement of Interests in Cache Slough Prospect
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	November 20, 2006

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director