Form 10KSB/A
period 2005-12-31
DELTA OIL & GAS INC
filed 2007-01-09
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

	December 31,
	2005		2004		2003
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Producing & Non-Producing Reserves	Nil	2.443	Nil	1,284	Nil	3448
Estimated future net cash flows from proved oil and gas reserves	$11,143		$2,356		$2,356
Present value of net cash flows from proved oil and gas reserves	$9,823		$2,121		$2,121

Production

Production Data	Year ended December 31,
	2003	2004	2005
Production -
Oil (Bbls)	0	0	0
Gas (Mcf)	3,497	1,671	866
Average Sales Price -
Oil (Bbls)	0	0	0
Gas (Mcf)	4.87	5.41	9.20
Average Production Costs per Mcf	$2.52	$1.18	$6.82

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2005:

	Producing Wells [3]				Developed Acreage
	Oil		Gas
	Gross [1]	Net [2]	Gross [1]	Net [2]	Gross [1]	Net [2]
Glenn County, California (Liberty Valence)	0	0	1	0.089	10	0.89
Alberta, Canada (Todd Creek)	0	0	0	0	0	0
Alberta, Canada (Hillspring)	0	0	0	0	0	0
Solano County, California (Cache Slough)	0	0	0	0	0	0
Alberta, Canada (Strachan)	0	0	0	0	0	0
[1]	A gross well or acre is a well or acre in which a working interest in owned. The number of gross wells is the total number of wells in which a working interest is owned.
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

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive [1]	Dry [2]	Productive [1]	Dry [2]
Glenn County, California (Liberty Valence)
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Alberta, Canada (Todd Creek)
2005	0.20	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Alberta, Canada (Hillspring)
2005	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Solano County, California (Cache Slough)
2005	0.125	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Alberta, Canada (Strachan)
2005 [3]	0	0	0	0
2004	0	0	0	0
2003	0	0	0	0
Totals	0.325	0	0	0

[1]	A productive well is an exploratory or development well that is not a dry well.
[2]	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

We retained Mark E. Andersen, P.E. to assist us in preparing reserve reports to provide us with an estimated value of the remaining reserves in the Liberty Valance Well. Based upon these reserve reports, the standardized measure of discounted cash flows for Liberty Valance Well was estimated to be $2,121 as of December 31, 2004 and $9,823 as of December 31, 2005. The decrease in our reported revenue is attributable to the depletion of the reserves in the Liberty Valance Well.

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

Unproved properties consist of lease acquisition costs and costs on wells currently being drilled on the properties. The recorded costs of the investment in unproved properties is not amortized until proved reserves associated with the projects can be determined or until they are impaired.

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

Item 7. Financial Statements

Index to Audited Consolidated Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-3	Consolidated Balance Sheets as of December 31, 2005 and 2004;
F-4	Consolidated Statements of Operations - Years Ended December 31, 2005 and December 31, 2004 and Cumulative period from inception January 9, 2001 to December 31, 2005;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004 and Cumulative period from inception January 9, 2001 to December 31, 2005;
F-6	Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) and Comprehensive Loss from inception January 9, 2001 to December 31, 2005;
F-7	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
Delta Oil & Gas, Inc.
(A development stage company)

We have audited the balance sheet of Delta Oil & Gas, Inc. (a development stage company) as at December 31, 2003 and the statements of operations, cash flows, and stockholders’ deficiency for the year ended December 31, 2003, and for the cumulative period from inception, January 9, 2001, to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well was evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Vancouver, Canada   /s/ Morgan & Company

March 31, 2004                                                                                                                                                                                                                                                                                                                                 Chartered Accountants

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. (a Development Stage Company) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from inception on January 9, 2001 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 13, 2006

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2005	2004

ASSETS
Current
Cash	$343,004	$-
Accounts receivable	10,068	7,863
Prepaid expenses	1,615	-
	354,687	7,863
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	2,040,700	50,000
	2,041,972	51,272
Other Equipment
Computer equipment	3,492	1,741
Less: Accumulated depreciation	(2,033)	(1,741)
	1,459	-

	$2,398,118	$59,135

LIABILITIES
Current

Accounts payable and accrued liabilities	93,318	21,962
Accrued interest payable	-	17,362
Advances payable	-	7,974
Due to related party	-	13,122
Current portion of promissory note payable	39,397	-
	132,715	60,420
Promissory Note Payable	-	37,254
	132,715	97,674
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

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	YEAR ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO DECEMBER 31
	2005	2004	2005

Revenue
Natural gas and oil sales	$7,367	$9,041	$94,130

Costs And Expenses
Natural gas and oil operating expenses	5,465	1,973	34,769
General and administration	571,660	38,529	710,778
Depreciation and depletion	292	113	37,604
Impairment of natural gas and gas properties	-	-	65,503
Dry well costs written off	-	-	118,690
	577,417	40,615	967,344

Net Loss For The Period	$(570,050)	$(31,574)	$(873,214)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Outstanding Common Shares	42,235,227	41,296,750

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEAR ENDED DECEMBER 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO DECEMBER 31
	2005	2004	2005

Cash Flows (Used By) Operating Activities
Net loss for the period	$(570,050)	$(31,574)	$(873,214)
Items not involving cash:
Depreciation and depletion	292	113	37,604
Impairment of natural gas and oil properties	-	-	65,503
Interest accrued on note payable	2,143	2,143	9,396
Dry well costs written off	-	-	118,690
Stock-based compensation expense	370,267	-	370,267

Changes in operating working capital items:
Accounts receivable	(2,205)	(2,831)	(10,068)
Accounts payable and accrued liabilities	71,355	(5,321)	93,318
Accrued interest payable	(17,362)	5,966	-
Prepaid expenses	(1,615)	-	(1,615)

Net Cash (Used By) Operating Activities	147,175	(31,504)	190,119

Cash Flows (Used By) Investing Activities
Purchase of natural gas and oil properties	(1,990,700)	(50,000)	(2,231,736)
Purchase of other equipment	(1,751)	-	(3,492)
Net Cash (Used By) Investing Activities	(1,992,451)	(50,000)	(2,235,228)

Cash Flows From Financing Activities
Common stock activity	2,503,726	160,000	2,784,351
Advances from (Repaid to) related party	(13,122)	(6,878)	-
Advances received (repaid)	(7,974)	(71,681)	-
Net Cash From Financing Activities	2,482,630	81,441	2,768,351

Increase (Decrease) In Cash	343,004	(63)	343,004

Cash (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	-	63	-

Cash (Excess Of Checks Issued Over Funds On Deposit), End Of Period	$343,004	$-	$343,004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 9, 2001, TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

	COMMON STOCK					DEFICIT ACCUMULATED
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	SHARE SUBSCRIPTIONS RECEIVABLE	DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	2,125
Net loss for the period	-	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	(79,782)

Net loss for the year	-	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	(142,542)

Net loss for the year	-	-	-		-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	160,000
Net loss for the year	-	-	-		-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	(38,539)

Units issued for cash at $1.00, net of share issuance cost	2,483,985	2,484	2,481,241	(160,000)	-	-	2,323,725
Shares issued on options exercised for cash at $0.80	245,000	245	195,755	-	(16,000)	-	180,000
Stock-based compensation	-	-	370,267	-	-	-	370,267
Net loss for the year	-	-	-	-	-	(570,050)	(570,050)

Balance, December 31, 2005	44,025,735	$44,026	$3,110,591	$-	$(16,000)	$(873,214)	$2,265,403

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Natural Gas and Oil Properties

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

Unproved properties consist of lease acquisition costs and costs on wells currently being drilled on the properties. The recorded costs of the investment in unproved properties is not amortized until proved reserves associated with the projects can be determined or until they are impaired.

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

The Company determined that, pursuant to SFAS 143, the net effect of the ARO calculation to the Company’s income statement would be immaterial to record in its financial statements for the year ended December 31, 2005.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Joint Ventures

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

n)
Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, accrued interest payable, advances payable, amounts due to related parties, and promissory note payable.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

3.	NEW ACCOUNTING PRONOUCEMENTS (Continued)

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

	DECEMBER 31
	2005	2004

Proved property	$102,346	$102,346
Less: Accumulated depletion	(101,074)	(101,074)
	$1,272	$1,272

b)	Unproved Properties

2005

Todd Creek
Acquisition cost	$597,263
Cash call	519,990

Hillspring
Acquisition cost	414,766

Solano County
Cash call	301,387

Leduc
Acquisition cost	207,294
$2,040,700

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

i)	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company also has an option to acquire an additional 15% interest in 7 additional sections of land by participating in 20% of the drilling cost by December 31, 2006. As at December 31, 2005, a cash call of $519,890 has been paid as share of costs for a proposed drilling program.

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

b)	Unproved Properties (Continued)

ii)	Hillspring, Alberta, Canada (Continued)

Hillspring Prospect

This option expired on July 1, 2005, but was later extended to December 29, 2006.

iii)	Solano County, California, USA

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

Cache Slough Prospect

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

iv)
Leduc, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%. As at December 31, 2005, the Company has advanced $207,294 as its share of the costs in the Leduc formation property.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

6.	ADVANCES PAYABLE Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum.

7.	PROMISSORY NOTE PAYABLE

	2005	2004

Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum.	$39,397	$37,254

Less: Current portion	(39,397)	-
	$-	$37,254

8.	SHARE CAPITAL

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

The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2004	-	$-

Granted	575,000	0.81
Exercised	(245,000)	(0.80)

Balance outstanding December 31, 2005	330,000	$0.81

The following table summarized information about the stock options outstanding at December 31, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		REMAINING
EXERCISE	NUMBER OF	CONTRACTUAL	NUMBER OF
PRICE	SHARES	LIFE (YEARS)	SHARES

$0.80	305,000	2.50	305,000
$1.00	25,000	3.00	12,500

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

WARRANTS OUTSTANING
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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

11.	COMMITMENT AND CONTRACTUAL OBLIGATIONS (Continued)

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

	Income Tax Operating Loss Carry Forward
	Amount	Expiration Date

2001	$ 10,852	2021
2002	33,617	2022
2003	15,597	2023
2004	29,601	2024
2005	564,585	2025

Total income tax operating loss carry forward	$ 654,252

12.	SUBSEQUENT EVENTS

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005
(Stated in U.S. Dollars)

12.	SUBSEQUENT EVENTS (Continued)

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

SUPPLEMENTAL OIL AND GAS DISCLOSURES

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

SUPPLEMENTAL OIL AND GAS DISCLOSURES

The following disclosures provide unaudited information required by SFAS No. 69 - “Disclosures About Oil and Gas Producing Activities”.

Capitalized Costs Incurred

Capitalized costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below:

	2005			2004
	TOTAL	US	CANADA	TOTAL	US	CANADA

Acquisition of properties
Proved	$90,000	$90,000	$-	$90,000	$90,000	$-
Unproved	2,040,701	301,388	1,739,313	50,000	-	50,000
Exploration costs	-	-	-	-	-	-
Development costs	12,346	12,346	-	12,346	12,346	-

Total costs incurred	$2,143,047	$403,734	$1,739,313	$152,346	$102,346	$50,000

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

DECEMBER 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

Natural Gas and Oil Reserves (Continued)

The Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below. The Company has no proved undeveloped reserves.

NATURAL GAS
(MCF)

Reserves, December 31, 2003	3,448

Extensions and revisions	(493)
Production	(1,671)

Reserves, December 31, 2004	1,284

Extensions and revisions	2,025 (i)
Production	(866)

Reserves, December 31, 2005	2,443

(i) The increase in the volume of estimated reserves results from a change in the estimate of the decline rate of the well reserves.

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

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005.

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
Douglas Bolen Chief Executive Officer & Chief Financial Officer January 8, 2007

In accordance with the requirements of the Exchange Act , this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Douglas Bolen
Douglas Bolen Director January 8, 2007