Form 10QSB/A
period 2006-03-31
DELTA OIL & GAS INC
filed 2007-01-09
CIK 1166847

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31 2006	DECEMBER 31 2005

ASSETS
Current
Cash and cash equivalents	$1,843,650	$343,004
Accounts receivable	8,102	10,068
Prepaid expenses	7,414	1,615
	1,859,166	354,687
Natural Gas And Oil Properties
Proved property	1,272	1,272
Unproved properties	2,590,816	2,040,700
	2,592,088	2,041,972
Other Equipment
Computer equipment	3,492	3,492
Less: Accumulated depreciation	(2,186)	(2,033)
	1,306	1,459

	$4,452,560	$2,398,118

LIABILITIES
Current
Accounts payable and accrued liabilities	$40,072	$93,318
Promissory note payable	39,933	39,397
	80,005	132,715
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

DELTA OIL & GAS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9 2001 TO MARCH 31
	2006	2005	2006

Cash Flows (Used By) Operating Activities
Net loss for the period	$(171,334)	$(34,212)	$(1,044,548)
Items not involving cash:
Depreciation and depletion	153	-	37,757
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	118,690
Stock-based compensation	5,991	-	376,258
	(165,190)	(34,212)	(446,340)
Changes in non-cash operating working capital items:
Accounts receivable	(1,966)	(369)	(8,102)
Accounts payable and accrued liabilities	(53,246)	5,296	40,072
Accrued interest payable	-	(17,362)	(11,396)
Prepaid expenses	(5,799)	(1,071)	(7,414)
	(57,079)	(8,223)	13,160
Net Cash (Used By) Operating Activities	(222,269)	(47,718)	(433,180)

Cash Flows (Used By) Investing Activities
Purchase of natural gas and oil properties	(550,116)	(962,038)	(2,811,852)
Purchase of other equipment	-	(1,751)	(3,492)
Net Cash (Used By) Investing Activities	(550,116)	(963,789)	(2,815,344)

Cash Flows From Financing Activities
Issue of common stock and units, net	256,500	-	3,040,850
Share subscriptions received	1,999,995	1,140,000	1,999,995
Share subscriptions receivable	16,000	-	-
Due to related party	-	(13,122)	2,919
Advances payable	-	(7,974)	8,477
Promissory note payable	536	529	39,933
Net Cash From Financing Activities	2,273,031	1,119,433	5,092,174

Increase (Decrease) In Cash And Cash Equivalents	1,500,646	107,926	1,843,650

Cash And Cash Equivalents (Excess Of Checks Issued Over Funds On Deposit), Beginning Of Period	343,004	-	-

Cash And Cash Equivalents (Excess Of Checks Issued Over Funds On Deposit), End Of Period	$1,843,650	$107,926	$1,843,650

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

	MARCH 31 2006	DECEMBER 31 2005

Proved property	$102,346	$102,346
Less: Accumulated depletion	(101,074)	(101,074)

	$1,272	$1,272

b)	Unproved Properties

	MARCH 31 2006	DECEMBER 31 2005

Todd Creek
Acquisition cost	$597,263	$597,263
Cash call	590,925	519,990

Hillspring
Acquisition cost	414,766	414,766

Cache Slough
Cash call	301,387	301,387

Strachan
Acquisition cost	261,475	207,294

Palmetto Point
Acquisition cost	425,000	-

	$2,590,816	$2,040,700

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	ADVANCES PAYABLE

Advances payable are repayable on demand, unsecured and bear interest at 6.5% per annum.

6.	PROMISSORY NOTE PAYABLE

	MARCH 31 2006	DECEMBER 31 2005

Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum. As at March 31, 2006, the promissory note was under negotiations and the terms were not amended. Interest continues to accrue at 6.5% per annum.	$39,933	$39,397

7.	SHARE CAPITAL

a)	On January 11, 2006, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

On January 24, 2006, the Company issued 230,000 common shares for exercise of stock options at $0.80 per share.

On January 25, 2006, the Company issued 12,500 common shares for exercise of stock options at $1.00 per share.

On February 24, 2006, the Company sold 727,272 units at $2.75 per Unit to a total of three (3) investors. Each unit consisted of one (1) share of common stock, par value $0.001, and one (1) warrant (the "warrant") to purchase one (1) share of common stock, exercisable for three (3) years from the closing of the offering. The exercise price for the warrant was priced at $3.00. The total gross proceeds the Company received from this sale of securities was $1,999,995 during the period ended March 31, 2006.  The Company paid $150,000 in commissions on this private equity offering.  Assuming that all of the warrants are exercised by the investors, the gross proceeds received from the warrants will equal $2,181,816. The Board of Directors approved the issuance of the stock certificates during the reporting period, but the physical issuance of the stock certificates did not occur until April 5, 2006.

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

On March 1, 2005, the Company also rented an office on a month to month basis for $243 per month.

10.	SUBSEQUENT EVENTS

a)	Wordsworth Prospect

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

Delta Oil & Gas, Inc.

Date:	January 8, 2007

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer & Chief Financial Officer