Form 10QSB/A
period 2006-06-30
DELTA OIL & GAS INC
filed 2007-01-09
CIK 1166847

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

DELTA OIL & GAS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Six months Ended June 30,		From Inception on January 9, 2001 Through June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(153,715)	$(81,027)	$(1,026,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	314	71	37,918
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs writtenoff	-	-	118,690
Stock based compensation	-	-	370,267
Changes in operating assets and liabilities:
(Decrease) in accounts receivable	(747)	(817)	(10,815)
Increase (Decrease) in accounts payable	(57,565)	2,767	35,753
Accrued Interest payable	(39,397)	(17,362)	(30,001)
Prepaid expenses	(6,006)	(1,057)	(7,619)

Net Cash Used in Operating Activities	(257,116)	(97,425)	(447,235)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of other equipment	-	(1,751)	(3,492)
Investment in natural gas and oil working interests	(1,119,759)	(1,171,975)	(3,351,495)

Net Cash Used in Investing Activities	(1,119,759)	(1,173,726)	(3,354,987)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	2,167,596	1,139,740	4,951,947
Shares subscription received	-	283,985	-
Shares subscription receivable	16,000	-	-
Due to related party	-	(13,122)	-
Advances (repaid)	-	(7,974)	-
Promissory note payable	-	1,064	-

Net Cash Provided by Financing Activities	2,183,596	1,403,693	4,951,947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	806,721	132,542	1,149,725

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
(EXCESS OFCHECKS ISSUED OVER FUNDS ON DEPOSIT)	343,004	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,149,725	$132,542	$1,149,725

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

During the quarter ended June 30, 2006, the Company was released from all obligations under the note payable by the note holder, which amounted to $39,933 including principle and interest accrued before and after maturity. The Company provided no consideration in exchange for this release

7.	SHARE CAPITAL

a)	On January 11, 2006, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

On January 24, 2006, the Company issued 230,000 common shares for exercise of stock options at $0.80 per share.

On January 25, 2006, the Company issued 12,500 common shares for exercise of stock options at $1.00 per share.

On February 24, 2006, the Company sold 727,272 common shares pursuant to a private placement at $2.75 per share.

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

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director