Form 10QSB/A
period 2006-09-30
DELTA OIL & GAS INC
filed 2007-01-22
CIK 1166847

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

Our unaudited consolidated financial statements included in this Amended Form 10-QSB/A are as follows:
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

 DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Stated in U.S. Dollars)

	For the Nine Months Ended September 30,		From Inception on January 9, 2001 Through September 30,
	2006	2005	2006
Cash Flows From Operating Activities:

Net loss	$(346,694)	$(409,873)	$(1,219,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	6,630	217	44,234
Impairment of natural gas and oil properties	-	-	65,503
Dry well costs written off	-	-	199,523

Changes in operating assets and liabilities:
Accounts receivable	(2,921)	(1,530)	(12,989)
Accounts payable	(13,748)	287,983	79,570
Note payable	(39,397)	(17,362)	(30,001)
Prepaid expenses	(6,887)	(8,047)	(8,502)

Net Cash Used in Operating Activities	(403,017)	(148,612)	(882,570)

Cash Flows From Investing Activities:

Purchase of other equipment	-	(1,751)	(3,492)
Investment in natural gas and oil working interests	(1,483,882)	(1,869,394)	(3,796,451)

Net Cash Used in Investing Activities	(1,483,882)	(1,871,145)	(3,799,943)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	2,264,297	1,988,439	5,418,915
Shares subscription received	-	739,985	-
Shares subscription receivable	16,000	(16,000)	-
Due to related party	-	(13,122)	-
Advances payable	-	(7,974)	-
Promissory note payable	-	174,187	-

Net Cash Provided by Financing Activities	2,280,297	2,865,515	5,418,915

Net Increase In Cash And Cash Equivalents	393,398	845,758	736,402

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Checks Issued Over Funds On Deposit)	343,004	-	-

Cash And Cash Equivalents At End Of Period	$736,402	$845,758	$736,402

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

ii. Wordsworth Prospect (formerly ‘Texalta’), Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. As at September 30, 2006, the Company had advanced $185,677 (CDN$205,693) as its share of the costs in this Agreement. During the quarter, the Wordsworth Prospect started to produce revenue.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

a) Proved Property

iii.  Owl Creek Prospect (formerly ‘Brinx’), Oklahoma, USA

In June 2006, Delta Oil & Gas entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell #2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2. In addition Delta has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners. The cost to Delta for this assignment was $368,987. Isbill #1-36 was abandoned during the 3 months ending September 30, 2006, and costs amounted to $81,026 was charged to the income statement for the quarter. During the quarter, the Owl Creek Prospect started to produce revenue.
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

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Assignment Agreement of Interests in Cache Slough Prospect (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an exhibit to the quarterly report on Form 10-QSB for the period ended September 30, 2006 filed on November 20, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	January 22, 2007

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director