Form 10KSB
period 2006-12-31
DELTA OIL & GAS INC
filed 2007-04-02
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-52001

Delta Oil & Gas, Inc.
(Name of small business issuer in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 144 4th Avenue. S.W., Calgary, Alberta Canada	T2P 3N4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 866-355-3644

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
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

State issuer’s revenue for its most recent fiscal year. $517,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$29,881,137 as of February 21, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 45,630,506 Common Shares as of March 29, 2007

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

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

Business of Issuer

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in Palmetto Point, Mississippi; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and Garvin and McClain counties in Oklahoma.

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

Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 1,032 (MCF) on December 31, 2006 translating in an estimate of $123 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2006. The operator of the well markets each non−operator's share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues. The Liberty Valance well generated revenue of $2,870 during the year ended December 31, 2006. Subsequent to the year end, we sold our remaining interest in the Liberty Valance Well for forgiveness of abandonment costs.

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

Todd Creek Prospect

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8800 acres) in Todd Creek for the purchase price of $597,263. We also have an option to acquire an additional 15% interest in 7 additional sections of land (4,480 acres). This option terminated on December 31, 2006.

Included in the acquisition is a test well that has been drilled and cased. Under the terms of this agreement, Win shall assume all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The revenue received from this well was $13,710 for the year ended December 31, 2006.

In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the “13-33 well.” Independent reserves reports we commissioned indicate that no economic hydrocarbons are present and therefore we have transferred the well costs to proved reserves and subsequently depleted the cost in accordance with our accounting policy.

Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766. It is now anticipated that a test well will be drilled on our property interest in 2007.

Our acquisition of an interest in Hillspring Prospect included an option to acquire an additional 10% working interest in 1.25 sections in the immediate area for the sum of $207,833 (US dollars). This option expired on July 1, 2005, but was later extended to December 29, 2006, and we decided not to extend this option further.

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

Based on the positive results from the first well drilled on this property, a second well was drilled on this property to a targeted depth of 5,500 feet. The operator of the well elected to complete the well based on the initial testing and anticipates tying it in to a nearby pipeline to accommodate any potential natural gas production. The total costs associated with these two wells are $438,841.

In November 2006, we assigned all of our interest in the Cache Slough Prospect in exchange for $1,500,000.

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

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $347,431. The well was drilled to the targeted depth of 13,650 feet. Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well and will perform a full testing program. We are awaiting information from the operator as to when the full testing program will be completed. If the additional testing returns positive results, this well will be tied a nearby pipeline to accommodate the natural gas production.

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

The Initial Drilling Program on ten (10) wells on the acquired property interest has been completed by Griffin. The prospect area owned or controlled by Griffin on which the initial ten wells will be drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. To date, ten wells have been drilled, 4 of which are producing, 1 of which is expected to produce but is currently awaiting a compressor, 3 of which are expected to produce but are waiting on pipeline completion rigs and 2 of which were not commercially viable and were plugged and abandoned. We elected to participate in an additional two well program which has also been completed. With respect to the two additional wells at this same location, it appears that these well contains reserves suitable for commercial production. These wells are waiting to be tied into a nearby pipeline. Total revenue received from these wells for the year ended December 31, 2006 was $17,485

Palmetto Point Prospect - 50 wells

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprising of up to 50 natural gas and/or oil wells. The area in which the proposed wells are to be drilled in approximately 300,000 gross acres location between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in the first week of September 2006. The site of the first 20 proposed wells are located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program will be conducted by Griffin in its capacity as operator. We have agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. During the fourth quarter of fiscal 2006, we made additional payments of $300,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.

We have drilled four wells of which one well was abandoned (Dixon #1) and the remaining three wells, Redbug #1, Faust #1 and Buffalo River are awaiting completion and connection to the nearby pipeline for production.

Wordsworth Prospect (formerly “Texalta”)

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

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contains oil reserves suitable for commercial production. In June 2006, this initial well was producing as a flowing oil well. Revenue generated from this well for the year ended December 31, 2006 was $223,613.

Based on the results from the first test well, we expect a second sell to be drilled by the end of the second quarter of 2007.

Owl Creek Prospect (formerly “Brinx”)

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect and we refer to the “Powell #2.” The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing on the Powell #2 well, this well was completed and commercial production has commenced. Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 well. Initially after the well was completed, the Powell #2 well began flowing natural oil and gas under its own pressure without the assistance of a pump. The flow rates of the Powell #2 well have fluctuated significantly. Revenue generated from this well for the year ended December 31, 2006 was $265,062.

Based upon the positive results of the Powell #2 well, an additional well we refer to as the “Isbill #1-36” was drilled and reached its targeted depth in September 2006. However, test results showed that the well will not be commercially viable, therefore the well was abandoned and all costs were transferred to proved reserves and subsequently depleted in accordance with the our accounting policy.

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

In the first quarter of 2007, we commenced drilling of another well we will refer to as the “Isbill#2-36” well. Our 20% working interest in the Isbill#2-36 well cost $155,862. The Isbill#2-36 well is a direct offset well to the Powell #2 which is currently producing. Our operator has indicated that they encountered two potential pay zones and we have elected to complete and fully test the well.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2006 or 2005.

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

Pricing and Marketing Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m3/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

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

Land Tenure

Crude natural gas and oil located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce natural gas and oil pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Natural gas and oil located in such provinces can also be privately owned and rights to explore for and produce such natural gas and oil are granted by lease on such terms and conditions as may be negotiated.

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

Employees

We have no employees other than our Chief Executive Officer, Mr. Douglas Bolen, and our Chief Financial Officer, Mr. Kulwant Sandher.

Item 2. Description of Property

Our principal executive offices are located at Suite 1600, 144 4th Avenue S.W., Calgary, Alberta T2P 3N4 and we pay $243 per month for this location.

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

December 31,
	2006		2005		2004
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Producing & Non-Producing Reserves	43,496	32,721	Nil	2,443	Nil	1,284
Estimated future net cash flows from proved oil and gas reserves	795,203		$11,143		$2,356
Present value of net cash flows from proved oil and gas reserves	611,152		$9,823		$2,121

Production

Production Data	Year ended December 31,
	2004	2005	2006
Production -
Oil (Bbls)	0	0	29,280
Gas (Mcf)	1,671	866	3,797
Average Sales Price -
Oil (Bbls)	0	0	58
Gas (Mcf)	5.41	9.20	4.60
Average Production Costs per Mcf	$1.18	$6.82	2.50

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2006:

	Producing Wells [3]				Developed Acreage
	Oil		Gas
	Gross [1]	Net [2]	Gross [1]	Net [2]	Gross [1]	Net [2]
Glenn County, California (Liberty Valence)	0	0	1	0.089	10	0.89
Alberta, Canada (Todd Creek)	0	0	1	0.20	8,800	1,760
Alberta, Canada (Hillspring)	0	0	0	0	0	0
Alberta, Canada (Strachan)	0	0	0	0	0	0
Palmetto Point, Mississippi (Palmetto)	0	0	9	0.9	1,273	127
Saskatchewan, Canada (Wordsworth)	1	0.15	0	0	160	24
Garvin & McClain Counties, Oklahoma (Owl Creek)	1	0.20	1	0.20	160	32

[1]	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
[2]
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

[3]	Productive wells are producing wells and wells capable of production.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2006:

	Undeveloped Acreage [1] as of December 31, 2006
	Gross	Net
Glenn County, California (Liberty Valence)	0	0
Alberta, Canada (Todd Creek)	7,350	1,470
Alberta, Canada (Hillspring)	659	65
Alberta, Canada (Strachan)	640	12.8
Palmetto Point, Mississippi (Palmetto) - Phase I	0	0
Palmetto Point, Mississippi (Palmetto) - Phase II	300,000	30,000
Saskatchewan, Canada (Wordsworth)	4,800	720
Garvin & McClain Counties, Oklahoma (Owl Creek)	960	192

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

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive [1]	Dry [2]	Productive [1]	Dry [2]
Glenn County, California (Liberty Valence)
2006	0	0	0	0
2005	0	0	0	0
2004	0	0	0	0
Alberta, Canada (Todd Creek)
2006	0.20	0	0	0
2004	0.20	0	0	0
2003	0	0	0	0
Alberta, Canada (Hillspring)
2006	0	0	0	0
2005	0	0	0	0
2004	0	0	0	0
Solano County, California (Cache Slough) [3]
2006	0	0	0	0
2005	0.125	0	0	0
2004	0	0	0	0
Alberta, Canada (Strachan)
2006	0	0	0	0
2005 [4]	0	0	0	0
2003	0	0	0	0
Palmetto Point, Mississippi (Palmetto)
2006	1.44	0.36	0	0
2005	0	0	0	0
2003	0	0	0	0
Saskatchewan, Canada (Wordsworth)
2006	0.15	0	0	0
2005	0	0	0	0
2003	0	0	0	0
Garvin & McClain Counties, Oklahoma (Owl Creek)
2006	0.20	0	0.20	0.20
2005	0	0	0	0
2003	0	0	0	0
Totals	1.99	0.36	0.20	0.20

[1]	A productive well is an exploratory or development well that is not a dry well.
[2]	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
[3]	In November 2006, we assigned all of our interest in the Cache Slough Prospect in exchange for $1,500,000.
[4]	A well was drilled in 2005, but testing of this well has not been completed. As a result, it is uncertain at this time whether this well will be productive or not.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “DOIG.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	4.125	1.02
June 30, 2006	2.08	0.90
September 30, 2006	1.68	1.03
December 31, 2006	1.24	0.60

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	1.17	0.85
June 30, 2005	1.16	0.82
September 30, 2005	4.04	1.02
December 31, 2005	1.54	0.83

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of February 21, 2007, we had approximately eighty-six (86) holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Subsequent to the reporting period on January 18, 2007, we granted to Kulwant Sandher, in connection with services to be rendered and his appointment as our Chief Financial Officer, options to purchase 300,000 shares of our common stock at the exercise price of $0.75 per share with the options vesting quarterly over a one year period and exercisable for a period of three years from the date of issuance or expiring on January 17, 2010. These shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	312,500	$1.00	5,564,512
Total	312,500	$1.00	5,564,512

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

Results of Operations for the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, our revenues generated from natural gas and oil sales increased to $517,000 from revenue of $7,367 for the year ended December 31, 2005. Prior to the three months ended June 30, 2006, our Liberty Valance well was our only producing property. The increase in revenue is attributable to royalties received from the Wordsworth and Owl Creek prospects commencing in the third quarter of 2006.  However, our total revenue including the gain on sale of an oil property was $1,578,159 for the year ended December 31, 2006. The gain was related to the sale of our interest in the Cache Slough Prospect.

We incurred costs and expenses in the amount of $1,917,607 for the year ended December 31, 2006, compared to costs and expenses of $577,417 for the prior year. The increase in expenses was caused by an increase in our natural gas and operating costs, together with the write down of the costs associated with Isbill #1-36 at Owl Creek due to abandonment. We expensed $611,378 during the year ended December 31, 2006 as a write down in carrying values of natural gas and oil properties. We reported depreciation and depletion expenses of $467,899 during the year ended December 31, 2006. Stock-based compensation of $195,719 was a significant component of our general and administrative expenses for the year ended December 31, 2006. Our costs and expenses for the year ended December 31, 2005 consisted of general and administrative expenses of $571,660, natural gas and oil operating costs of $5,465, and depreciation and depletion of

$292. Stock-based compensation of $370,267 was a significant component of our general and administrative expenses for the year ended December 31, 2005.

We reported other income of $64,050 for the year ended December 31, 2006 and did not record any other income in the year ended December 31, 2005. Other income during the year ended December 31, 2006 consisted of $24,117 in interest income and $39,933 relating to the settlement of debt on a promissory note.

Net loss for the year ended December 31, 2006 was $275,398, compared to a net loss of $570,050 for the year ended December 31, 2005.

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

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $1,758,820 and total current liabilities in the amount of $39,526. As a result, we had working capital of $1,719,294 as of December 31, 2006.

The revenue we currently generate natural gas and oil sales does not exceed our operating expenses. We primarily relied on financing activities including issuance of common stocks and units as well as share subscription receipts to fund our operations for the year ended December 31, 2006. During the year ended December 31, 2006, we received $2,122,496 from financing activities.

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

Operating activities used $868,664 in cash for the year ended December 31, 2006. Our net loss of $275,398 was the primary component of our negative operating cash flow. Investing activities during the year ended December 31, 2006 primarily consisted of $2,104,247 for the purchase or natural gas and oil properties. Cash flows provided by financing activities during the year ended December 31, 2006 primarily consisted of $2,106,496 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the year ended December 31, 2006 are as follows:

•	Property acquisition costs, and
•	Financing from the issuance of common stock.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $1,148,612 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. At December 31, 2006 and 2005, we had no overproduced imbalances.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheet as of December 31, 2006 and 2005

F-3	Consolidated Statements of Operations - Years Ended December 31, 2006 and December 31, 2005 and Cumulative period from inception January 9, 2001 to December 31, 2006

F-4	Consolidated Statement of Stockholders’ Equity (Deficiency) and from inception January 9, 2001 to December 31, 2006

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005 and Cumulative period from inception January 9, 2001 to December 31, 2006

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Delta Oil & Gas, Inc. (the “Company”) (a Development Stage Company) as of December 31, 2006 and 2005, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on January 9, 2001 to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. (a Development Stage Company) as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the period from inception on January 9, 2001 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 23, 2007

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31, 2006	December 31, 2005
ASSETS

Current
Cash and cash equivalents	$1,668,758	$343,004
Accounts receivable	88,451	10,068
Prepaid expenses	1,611	1,615
	1,758,820	354,687

Natural Gas And Oil Properties
Proved properties	812,717	1,272
Unproved properties	1,816,007	2,040,700
	2,628,724	2,041,972

Other Equipment
Computer equipment	3,492	3,492
Less: accumulated depreciation	(2,655)	(2,033)
	837	1,459
	$4,388,381	$2,398,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$39,526	$93,318
Promissory note payable	-	39,397
	39,526	132,715
Long Term
Asset Retirement obligation	40,635	-
	80,161	132,715

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001 par value of which not have been issued
Common stock, 100,000,000 shares authorized of $0.001 par value, 45,070,507 and 44,025,735 shares issued and outstanding, respectively	45,071	44,026
Additional paid-in capital	5,411,761	3,110,591
Share subscriptions receivable	-	(16,000)

Deficit accumulated during the development stage	(1,148,612)	(873,214)
	4,308,220	2,265,403
	$4,388,381	$2,398,118

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)

	YEAR ENDED DECEMBER 31,		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9, 2001 TO DECEMBER 31,
	2006	2005	2006
Revenue

Natural gas and oil sales	$517,000	$7,367	$611,130
Gain on sale of oil property	$1,061,159	$-	$1,061,159
	$1,578,159	$7,367	$1,672,289
Costs And Expenses

Natural gas and oil operating costs	101,281	5,465	136,050
General and administrative	696,414	571,660	1,407,192
Depreciation and depletion	467,899	292	505,503
Impairment of natural gas and oil properties	611,378	-	676,881
Dry well costs written off	-	-	118,690
Asset retirement obligations	40,635	-	40,635
	1,917,607	577,417	2,884,951
Net Operating (Loss)	(339,448)	(570,050)	(1,212,662)

Other Income

Forgiveness of debt	39,933	-	39,933
Interest income	24,117	-	24,117
	64,050	-	64,050
Net Income (Loss)	(275,398)	(570,050)	(1,148,612)

Basic (Loss) Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	44,823,126	42,235,227

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
(Stated in U.S. Dollars)

	COMMON STOCK					DEFICIT ACCUMULATED
	NUMBER OF COMMON SHARES VALUE	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	SHARE SUBSCRIPTIONS RECEIVABLE	DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-		100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-		2,125
Net (Loss) for the period ended	-	-	-	-	-	(184,407)	(184,407)
Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	(79,782)
Net Loss for the year	-	-	-	-	-	(62,760)	(62,760)
Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	(142,542)
Net (Loss) for the year	-	-	-	-	-	(24,423)	(24,423)
Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	(166,965)
Share subscriptions received	-	-	-	160,000	-	-	160,000
Net (Loss) for the year	-	-	-	-	-	(31,574)	(31,574)
Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	(38,539)
Units issued for cash at $1.00, net of share issuance cost
Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	180,000
Stock-based compensation	-	-	370,267	-	-	-	370,267
Net (Loss) for the year	-	-	-	-	-	(570,050)	(570,050)
Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	2,265,403
Subscriptions receivable	-	-	-	-	16,000	-	16,000
Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	244,000
Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	12,501
Shares issued for cash at $2.75, net of finders fee
Stock-based compensation	-	-	195,719	-	-	-	195,719
Net income (loss) for the year	-	-	-	-	-	(275,398)	(275,398)
Balance, December 31, 2006	45,070,506	$45,071	$5,411,761	$-	$-	$(1,148,612)	$4,308,220

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	YEAR ENDED December 31,		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9, 2001 TO DECEMBER 31,
	2006	2005	2006
CASH PROVIDED BY (USED IN):
Cash Flows From Operating Activities:

Net Income (loss) for the period	$(275,398)	$(570,050)	$(1,148,612)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property	(1,061,159)	-	(1,061,159)
Depreciation and depletion	467,899	292	505,503
Impairment of natural gas and oil properties	611,378	-	676,881
Interest accrued on note payable	-	2,143	-
Dry well costs written off	-	-	118,690
Stock-based compensation expense	195,719	370,267	565,986

Changes in operating assets and liabilities:
Accounts receivable	(78,383)	(2,205)	(88,451)
Accounts payable and accrued liabilities	(53,792)	71,355	39,526
Asset retirement obligations	40,635	-	40,635
Promissory Note payable	(39,397)	(17,362)	-
Prepaid expenses	4	(1,615)	(1,611)
Net Cash Provided by (Used in) Operating Activities	(192,494)	(147,175)	(352,612)

Cash Flows From Investing Activities:

Purchase of other equipment	-	(1,751)	(3,492)
Sale proceeds of natural gas and oil working interests	1,500,000	-	1,500,000
Investment in natural gas and oil working interests	(2,104,248)	(1,990,700)	(4,365,985)
Net Cash Used in Investing Activities	(604,248)	(1,992,451)	(2,869,477)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	2,106,496	2,503,726	4,890,847
Shares subscriptions receivable	16,000	-	-
Advances from (Repaid to) related party	-	(13,122)	-
Advances received (repaid)	-	(7,974)	-
Net Cash Provided by Financing Activities	2,122,496	2,482,630	4,890,847

Net Increase In Cash And Cash Equivalents	1,325,754	343,004	1,668,758

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Checks Issued Over Funds On Deposit)	343,004	-	-

Cash And Cash Equivalents At End Of Period	$1,668,758	$343,004	$1,668,758

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
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

The Company is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States and Canada.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

1.	OPERATIONS (Continued)

b)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,148,612 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc. All significant inter-company balances and transactions have been eliminated.

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows there from.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Natural Gas and Oil Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”). Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded. Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis. Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis. The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, and the lower of cost or estimated fair value of unproved properties, net of tax considerations. These properties are included in the amortization pool immediately upon the determination that the well is dry.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period. Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests. The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At December 31, 2006 and 2005, the Company had no overproduced imbalances.

g)	Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2006 and 2005, the Company had no cash equivalents.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Environmental Protection and Reclamation Costs (Continued)

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

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Natural Oil and Gas Properties.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Loss Per Share

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

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Stock-Based Compensation

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

3.	NATURAL GAS AND OIL PROPERTIES

a)	Proved Property

Properties	December 31, 2005	Addition	Depletion for the period	Write down in carrying value	December 31, 2006
USA properties	$1,272	$747,226	$(154,112)	$(139,906)	$454,480
Canada properties	-	1,142,874	(313,165)	(471,472)	358,237
Total	$1,272	$1,890,100	$(467,277)	$(611,378)	$812,717

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

a)	Proved Property - Descriptions

i.	Liberty Valance, California, USA

In February 2001, the Company acquired and 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

ii.	Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. As at December 31, 2006, the Company had advanced $210,304 (CDN$33,968) as its share of the costs in this Agreement.

iii.	Owl Creek Prospect, Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell #2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2. In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners. The cost to Delta for this assignment was $368,987.

In July 2006, the Company also elected to participate in Isbill #1-36, it was abandoned during the year, and costs amounted to $81,026 was charged to the statement of operations.

iv.	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. One of the well 13-28-9-2W5M has production since October 2006.

In February 2001, the Company acquired and 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

v)	Palmetto Point Prospect, Mississippi, USA

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

As of December 31, 2006, five wells were found to be proved wells, and two wells were written off.

On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.

The Drilling Program on the acquired property interests was initiated by Griffin in May 2006 and was substantially completed by Griffin by December 31, 2006. The prospect area owned or controlled by Griffin on which the ten wells were drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved Properties

Properties	December 31, 2005	Addition	Cost added to capitalized cost	December 31, 2006
USA properties	$425,000	$238,238	$(165,738)	$497,500
Canada properties	1,615,700	17,766	(314,959)	1,318,507
Total	$2,040,700	$256,004	$(480,697)	$1,816,007

b)	Unproved Properties - Description

i)	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company paid $314,954 (CDN$352,376) on October 27, 2006 for well 13-33-8-2W5M. It was abandoned and the cost was charged to the statement of operations for the period. As at December 31, 2006, a cash call of $257,674 has been paid as share of costs for a proposed drilling program.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved properties - Description (Continued)

ii)	Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.

iii)	Cache Slough Prospect, California, USA

In May 2005, the Company entered into a participation agreement with Production Specialties Company (“PSC”) where the Company has been granted the right to earn a 68% working interest in a test well and a 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations. During the year a cash call of $438,841 has been paid as share of costs for a proposed drilling program.

Following these payments, the Company will be responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generate by the property, which is 12.5% of this California company’s 68% interest.

On November 16, 2006, the Company assigned all of its interest in exchange for a cash amount of $1,500,000.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties - Description (Continued)

iv)	Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%. As at December 31, 2006, the Company has advanced $347,431 as its share of the costs in the Leduc formation property.

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

As of December 31, 2006, five wells were found to be proved wells, and two wells were written off.
On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.

The Drilling Program on the acquired property interests was initiated by Griffin in May 2006 and was substantially completed by Griffin by December 31, 2006. The prospect area owned or controlled by Griffin on which the ten wells were drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

3.	NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties (Continued)

vi)	Palmetto Point Prospect, Mississippi, USA (continued)

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.

4.	NATURAL GAS AND OIL EXPLORATION RISK

a)	Exploration Risk

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL EXPLORATION RISK (Continued)

b)	Distribution Risk (continued)

and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

c)	Credit Risk

A substantial portion of the Corporation’s accounts receivable is with joint venture partners in the oil and gas industry and is subject to normal industry credit risks.

d)	Foreign Operations Risk

The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

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

5.	PROMISSORY NOTE PAYABLE

	DECEMBER 31, 2006		DECEMBER 31, 2005
Unsecured loan, repayable January 4, 2006, together with accrued interest at a rate of 6.5% per annum. As at December 31, 2006, the promissory note was forgiven and the Company was released from all obligations under the promissory note.	$	Nil	$39,397

During the quarterly period ended June 30, 2006, the Company was released from all obligations under the note payable by the note holder, which amounted to $39,933 including principle and interest accrued before and after maturity. The Company provided no consideration in exchange for this release.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

6.	INCOME TAXES PAYABLE

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	2006	2005
Deferred tax assets:
Net operation loss carry-forwards	$1,148,612	$873,214
Total Deferred Tax Assets	390,528	296,893
Valuation allowance for deferred tax assets	(390,528)	(296,893)
	$-	$-
Computed expected (benefit of) income taxes	(93,635)	(193,817)
Increase in valuation allowance	93,635	193,817
	$-	$-

At December 31, 2006, the Company has net operating losses of $1,148,612 which begin to expire in 2019. The Company has not filed any income tax returns and the consolidated financial statements do not include any adjustments that might result from the outcome of any tax assessments.

7.	ASSET RETIREMENT OBLIGATIONS

The Company determined that the net effect of the ARO calculation to the Company’s income statement for the year ended December 31, 2006 is $40,635, (2005: $0). The ARO is calculated using the 5% value of proved properties as at December 31, 2006.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

8.	RECENT ACOUNTING PRONOUNCEMENTS

a)
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

b)	ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

c)
In March 2005, the FASB ratified Emerging Issues Task Force Issue No.04-6 - “ Accounting for Stripping Costs Incurred during Production in the Mining Industry” (“EITF 04-6”), which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. Adoption of EITF 04-6 will have no material impact on the Company’s financial position, results of operations or cash flows.

d)
In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) - “ Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No.154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

e)
In June 2005, the FASB issued Staff Position Paper (“FSP”) 115-1 - “ The Meaning of Other-Than- Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)
8.	RECENT ACOUNTING PRONOUNCEMENTS (continued)

f)
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to

g)
irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

h)
In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

8.	RECENT ACOUNTING PRONOUNCEMENTS (continued)

i)
In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its

j)
shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements

k)
In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also

l)
provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

m)
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for

n)
financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)
8.	RECENT ACOUNTING PRONOUNCEMENTS (continued)

o)
In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1)

p)
recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure

q)	provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

r)
In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

9.	SHARE CAPITAL

Common Stock

i.
On January 11, 2006, the Company issued 75,000 common shares for exercise of stock options at $0.80 per share.

On January 24, 2006, the Company issued 230,000 common shares for exercise of stock options at $0.80 per share.

On January 25, 2006, the Company issued 12,500 common shares for exercise of stock options at $1.00 per share.

On April 25, 2006, the Company issued 727,271 common shares pursuant to a private placement at $2.75 per share.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

9.	SHARE CAPITAL (continued)

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2006 (December 31, 2005 - $0).

ii.	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Options exercised of $195,719 was recorded during the year ended December 31, 2006 (December 31, 2005 - $370,267) related to options granted during the year ended December 31, 2005. The changes in stock options are as follows:
	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2005 Granted Exercised	330,000 300,000 (330,000)	$0.95 0.95 (0.95)
Balance outstanding, December 31, 2006	300,000	$0.95

The following table summarized information about the stock options outstanding at December 31, 2006:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 1.15 $ 1.15	240,000 60,000	2.22 2.22	128,000 30,000

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

9.	SHARE CAPITAL (Continued)

iii.	Common Stock Share Purchase Warrants

As at December 31, 2006, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$ 1.50 $ 3.00	1,200,000 727,272	May 2, 2010 April 30, 2009

10.	RELATED PARTIES

During the period ended December 31, 2006, the Company paid $5,290 (2005 - $21,492) for management fees and $39,672 consulting fees to directors of the Company. Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

11.	SEGMENTED INFORMATION

The Company’s exploration and production activity is divided into segments for Canada and United States. Each of these segments derives revenues from the sales of natural gas and oil. The Company’s business is considered as operating into two segments (Canada and U.S.A.) based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations. Information about business segments and geographic operations is reported in the following tables:

Year ended December 31, 2006	Canada	United States	Total
1. Segment income (loss) from continuing operations	$(980,836)	$705,438	$(275,398)
2. Revenues from natural gas and oil sales	14,615	502,385	517,000
3. Depreciation, depletion	439,606	28,293	467,899
4. Total assets at year-end	2,055,885	2,332,496	4,388,381

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

11.	SEGMENTED INFORMATION (continued)

Year ended December 31, 2005	Canada	United States	Total
1. Segment income (loss) from continuing operations	$(113,436)	$(456,614)	$(570,050)
2. Revenues from natural gas and oil sales	0	7,367	7,367
3. Depreciation, depletion	0	292	292
4. Total assets at year-end	1,883,691	514,427	2,398,118

12.	COMMITMENT AND CONTRACTURAL OBLIGATIONS

A lease agreement for the Vancouver, Canada, office commenced March 1, 2005 and terminated on February 28, 2006, and is on a month-to-month basis. The lease agreement provides a fixed rental fee of $1,295 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

On March 1, 2005, the Company also rented an office in Calgary, Canada on a month to month basis for $243 per month.

As part of the Memorandum of Understanding, the Company has committed to pay $100,000 as it’s share of the working interest in the 50 well AMI (area of mutual interest) project in Mississippi during the first quarter of 2007.

13.	SUBSEQUENT EVENTS

Subsequent to the year end, the Company elected to participate in Isbill #2 well. The Company has a total cost of $155,862 for its 20% of working interest.

On March 1, 2007 the Company issued 500,000 common shares to its President & CEO as part of his compensation package. The shares issued were at market value at the time of issuance.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Douglas N. Bolen	41	President, Chief Executive Officer, Principal Executive Officer & Director
Kulwant Sandher	45	Chief Financial Officer and Principal Financial Officer

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

Kulwant Sandher. Mr. Sandher is a Chartered Accountant in both England and Canadian jurisdictions. Mr. Sandher was appointed as President and Chief Financial Officer of Turner Valley Oil & Gas Inc. on August 2004 and continues in serve in these positions. From April 17, 2006 to the present, Mr. Sandher has acted as Chief Financial Officer and as a member of the board of directors of The Stallion Group. From May 2004 to March 2006, Mr. Sandher served as Chief Operating Officer and Chief Financial Officer of Marketrend Interactive Inc. Mr. Sandher acted as Chief Financial Officer of Serebra Learning Corporation, a public company on the TSX VE, from September 1999 to October 2002.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Douglas N. Bolen CEO, Former CFO, & Director	0	0	0
Matthew Philipchuk Former Director	0	0	0

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

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Bolen (1) CEO & Former CFO	2006 2005	- -	- -	- -	- -	- -	- -	52,649 -	- -

(1)	Mr. Bolen resigned as our Chief Financial Officer and Principal Financial Officer on January 18, 2007, but continues to serve as our Chief Executive Officer and as a member of our board of directors.

Narrative Disclosure to the Summary Compensation Table

We did not directly compensate our executive officer during the fiscal year ended December 31, 2006. Douglas Bolen, our Chief Executive Officer, received remuneration for services rendered during the fiscal year ended December 31, 2006 indirectly through compensation paid to a company under the exclusive control of Mr. Bolen.

On March 1, 2006, we entered into a Consulting Agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us. Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. The Consulting Agreement is effective for a period of one (1) year commencing March 1, 2006 and we have a right to cancelation anytime within any six month term. Under the terms of the Consulting Agreement, LMM is paid monthly compensation of $5,000 Canadian dollars plus applicable Canadian Good and Services Tax. The total monthly compensation paid to LMM during the fiscal year ended December 31, 2006 was $52,649. This compensation is included in the summary compensation table above in “All Other Compensation.” Upon execution of the Consulting Agreement, LMM was to be issued 500,000 shares of our common stock. The aggregate fair value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “All Other Compensation.”

We did not compensate our executive officers during the fiscal year ended December 31, 2005.  We did not grant any stock options during the year ended December 31, 2006 or 2005 to any of our named executive officers.

On January 18, 2007, we appointed Kulwant Sandher to serve as our Chief Financial Officer and Principal Financial Officer. In connection with his appointment, we granted Mr. Sandher options to purchase 300,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 17, 2010. 75,000 of these options vested upon execution of a stock option agreement on January 18, 2007, 75,000 become vested and exercisable on June 30, 2007, 75,000 become vested and exercisable on September 30, 2007, and the remaining 75,000 become vested and exercisable on December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Douglas Bolen	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Bolen	-	-	-	-	-	-	-
Matthew Philipchuk (1)	2,645	-	-	-	-	-	2,645

(1)	Mr. Philipchuk resigned as a member of our board of directors on April 30, 2006.

Narrative Disclosure to the Director Compensation Table

The total compensation paid to Mr. Bolen and LMM, a company under the exclusive control of Mr. Bolen, under the Consulting Agreement entered into on March 1, 2006 is described in the narrative disclosure to the summary compensation table above. Mr. Bolen did not receive any compensation for services rendered as a member of the board of directors for the fiscal year ended December 31, 2006.

Beginning in March 2005, Mr. Philipchuk was paid a total of $18,000 Canadian dollars ($2000 Canadian dollars on a monthly basis) for services rendered as a member of our board of directors. Mr. Philipchuk resigned as a director on April 30, 2006. The consulting fees received by Mr. Philipchuk for the fiscal year ended December 31, 2006 have been included in the column titled “Fees Earned or Paid in Cash” in the director compensation table above.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 45,630,506 shares of common stock issued and outstanding on March 29, 2007. Except as otherwise indicated, the address of each person named in this table is c/o Delta Oil & Gas, Inc., 2600 144 4th Avenue, S.W., Calgary, Alberta Canada T2P 3N4.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Douglas N. Bolen	1,000,000 shares	2.1%
Common	Kulwant Sandher (2)	0 shares	0.2%
Total of All Directors and Executive Officers:		500,000 shares	2.3%
More Than 5% Beneficial Owners:
Common	Pamela Starek 2288 Marstrand Avenue, Suite 111 Vancouver, BC Canada V6K 4S9	12,500,000 shares	27.4%

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

(2)
Mr. Sandher was granted options to purchase 300,000 shares of common stock at an exercise price of $0.75 per share, of which 75,000 of these options have vested and are exercisable. These vested and exercisable options are included in the percentage calculation of beneficial ownership.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

On March 1, 2006, we entered into a Consulting Agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us. Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. The Consulting Agreement is effective for a period of one (1) year commencing March 1, 2006 and we have a right to cancelation anytime within any six month term. Under the terms of the Consulting Agreement, LMM is paid monthly compensation of $5,000 plus applicable Canadian Good and Services Tax. Upon execution of the Consulting Agreement, LMM was to be issued 500,000 shares of our common stock.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended [1]
3.2	By-laws, as amended [1]
10.1	Agreement to Acquire Interest in Todd Creek [2]
10.2	Agreement to Acquire Interest in Hillspring [2]
10.3	Amendment to Todd Creek and Hillspring Agreements [2]
10.4	Farmout Agreement relating to Cache Slough Prospect [3]
10.5	Farmout Agreement with Odin Capital Inc. relating to Leduc formation test well [4]
10.6	Drilling Program Agreement between Griffin & Griffin Exploration L.L.C. and 0743608 B.C. Ltd. [5]
10.7	Assignment Agreement between Delta Oil & Gas, Inc. and 0743608 B.C. Ltd [5]
10.8	Assignment Agreement of Interests in Cache Slough Prospect [7]
10.9	Assignment and Assumption Agreement for Owl Creek Prospect [8]
10.10	Consulting Agreement with Last Mountain Management, Inc. [9]
14.1	Code of Ethics [6]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to Registration Statement on Form SB-2 filed on February 13, 2002
2 Incorporated by reference to current report on Form 8-K filed on February 15, 2005
3 Incorporated by reference to current report on Form 8-K filed on September 29, 2005
4 Incorporated by reference to current report on Form 8-K filed on May 26, 2005
5 Incorporated by reference to current report on Form 8-K filed on February 27, 2006
6 Incorporated by reference to annual report on Form 10-KSB for the year ended December 31, 2004
7 Incorporated by reference to quarterly report on Form 10-QSB for the period ended September 30, 2006 filed on November 20, 2006
8 Incorporated by reference to current report on Form 8-K filed on June 2, 2006
9 Incorporated by reference to Amended Registration Statement on Form 10-SB filed on February 27, 2007

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $17,650 and $3,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $3,248 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

By:	/s/ Douglas N. Bolen	By:	/s/ Kulwant Sandher
	Douglas N. Bolen Chief Executive Officer April 2, 2007		Kulwant Sandher Chief Financial Officer April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Douglas N. Bolen
Douglas N. Bolen Director April 2, 2007