Form 10KSB/A
period 2006-12-31
DELTA OIL & GAS INC
filed 2007-04-05
CIK 1166847

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB previously filed with the United States Securities and Exchange Commission on April 2, 2007, is primarily to revise the statement of changes in stockholders' equity (deficiency) year ended December 31, 2006 so that the disclosure includes line items which were inadvertently omitted.

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

Operating activities used $192,494 in cash for the year ended December 31, 2006. Our net loss of $275,398 was the primary component of our negative operating cash flow. Investing activities during the year ended December 31, 2006 primarily consisted of $2,104,247 for the purchase or natural gas and oil properties. Cash flows provided by financing activities during the year ended December 31, 2006 primarily consisted of $2,106,496 related to the issuance of common stock.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 23, 2007

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31, 2006	December 31, 2005
ASSETS

Current
Cash and cash equivalents	$1,668,758	$343,004
Accounts receivable	88,451	10,068
Prepaid expenses	1,611	1,615
	1,758,820	354,687

Natural Gas And Oil Properties
Proved properties	812,717	1,272
Unproved properties	1,816,007	2,040,700
	2,628,724	2,041,972

Other Equipment
Computer equipment	3,492	3,492
Less: accumulated depreciation	(2,655)	(2,033)
	837	1,459
	$4,388,381	$2,398,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$39,526	$93,318
Promissory note payable	-	39,397
	39,526	132,715
Long Term
Asset Retirement obligation	40,635	-
	80,161	132,715

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001 par value of which not have been issued
Common stock, 100,000,000 shares authorized of $0.001 par value, 45,070,506 and 44,025,735 shares issued and outstanding, respectively	45,071	44,026
Additional paid-in capital	5,411,761	3,110,591
Share subscriptions receivable	-	(16,000)

Deficit accumulated during the development stage	(1,148,612)	(873,214)
	4,308,220	2,265,403
	$4,388,381	$2,398,118

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
(Stated in U.S. Dollars)

	COMMON STOCK					DEFICIT ACCUMULATED
	NUMBER OF COMMON SHARES VALUE	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTIONS RECEIVED	SHARE SUBSCRIPTIONS RECEIVABLE	DURING THE DEVELOPMENT STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$2,500
Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-		100,000
Shares issued for cash at $0.045	46,750	47	2,078	-	-		2,125
Net (Loss) for the period ended	-	-	-	-	-	(184,407)	(184,407)
Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	(79,782)
Net Loss for the year	-	-	-	-	-	(62,760)	(62,760)
Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	(142,542)
Net (Loss) for the year	-	-	-	-	-	(24,423)	(24,423)
Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	(166,965)
Share subscriptions received	-	-	-	160,000	-	-	160,000
Net (Loss) for the year	-	-	-	-	-	(31,574)	(31,574)
Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	(38,539)
Units issued for cash at $1.00, net of share issuance cost	2,483,985	2,484	2,481,241	(160,000)	-	-	2,323,725
Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	180,000
Stock-based compensation	-	-	370,267	-	-	-	370,267
Net (Loss) for the year	-	-	-	-	-	(570,050)	(570,050)
Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	2,265,403
Subscriptions receivable	-	-	-	-	16,000	-	16,000
Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	244,000
Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	12,501
Shares issued for cash at $2.75, net of finders fee	727,271	727	1,849,268	-	-	-	1,849,995
Stock-based compensation	-	-	195,719	-	-	-	195,719
Net income (loss) for the year	-	-	-	-	-	(275,398)	(275,398)
Balance, December 31, 2006	45,070,506	$45,071	$5,411,761	$-	$-	$(1,148,612)	$4,308,220

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(Stated in U.S. Dollars)

9.	SHARE CAPITAL (Continued)

iii.	Common Stock Share Purchase Warrants

As at December 31, 2006, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$ 1.50 $ 3.00	2,483,985 727,272	February 1, 2010 April 30, 2009

10.	RELATED PARTIES

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

Delta Oil & Gas, Inc.

By:	/s/ Douglas N. Bolen	By:	/s/ Kulwant Sandher
	Douglas N. Bolen Chief Executive Officer April 4, 2007		Kulwant Sandher Chief Financial Officer April 4, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Douglas N. Bolen
Douglas N. Bolen Director April 4, 2007