Form 10QSB
period 2007-03-31
DELTA OIL & GAS INC
filed 2007-05-07
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52001

Delta Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 144 4th Ave S.W , Calgary, Alberta T2P 3N4
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,630,506 common shares as of April 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2007
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and from inception on January 9, 2001 to March 31, 2007
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and from inception on January 9, 2001 to March 31, 2007
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31, 2007	December 31, 2006
ASSETS

Current
Cash and cash equivalents	$1,465,057	$1,668,758
Accounts receivable	68,505	88,451
Prepaid expenses	1,622	1,611
	1,535,184	1,758,820

Natural Gas And Oil Properties
Proved property	757,882	812,717
Unproved property	1,997,714	1,816,007
	2,755,596	2,628,724

Other Equipment
Computer equipment	3,492	3,492
Less: accumulated depreciation	(2,805)	(2,655)
	687	837
	$4,291,467	$4,388,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,008	$39,526

Long Term
Asset retirement obligation	40,635	40,635
	41,643	80,161

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001 par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001 par value, 45,630,506 and 44,070,506 shares issued and outstanding, respectively	45,631	45,071
Additional paid-in capital	5,983,708	5,411,761
Share subscriptions receivable	-	-

Deficit accumulated during the development stage	(1,779,515)	(1,148,612)
	4,249,824	4,308,220
	$4,291,467	$4,388,381

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31,		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9, 2001 TO MARCH 31,
	2007	2006	2007
Revenue

Natural gas and oil sales	$147,504	$2,188	$758,634
Gain on sale of oil property	-	-	1,061,159
	147,504	2,188	1,819,793
Costs And Expenses

Natural gas and oil operating costs	35,744	761	171,794
General and administrative	619,423	170,581	2,026,615
Depreciation and depletion	133,979	153	639,482
Impairment of natural gas and oil properties	-	-	676,881
Dry well costs written off	-	-	118,690
Asset retirement obligations	-	5,991	40,635
	789,146	177,486	3,674,097
Net Operating (Loss)	(641,642)	(175,298)	(1,854,304)

Other Income

Forgiveness of debt	-	-	39,933
Interest income	10,739	3,964	34,856
	10,739	3,964	74,789
Net Income (Loss)	$(630,903)	$(171,334)	$(1,779,515)

Basic (Loss) Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	45,281,839	44,269,263

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31,		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9, 2001 TO MARCH 31,
	2007	2006	2007

Cash Flows From Operating Activities:

Net Income (loss) for the period	$(630,903)	$(171,334)	$(1,779,515)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property	-	-	(1,061,159)
Depreciation and depletion	133,979	153	639,482
Impairment of natural gas and oil properties	-	-	676,881
Interest accrued on note payable	-	-	-
Dry well costs written off	-	-	118,690
Stock-based compensation expense	527,507	5,991	1,093,493

Changes in operating assets and liabilities:
Accounts receivable	19,946	1,966	(68,505)
Accounts payable and accrued liabilities	(38,518)	(53,246)	1,008
Asset retirement obligations	-	-	40,635
Promissory note payable	-	536	-
Prepaid expenses	(11)	(5,799)	(1,622)

Net Cash Used in Operating Activities	12,000	(221,733)	(340,612)

Cash Flows From Investing Activities:

Purchase of other equipment	-	-	(3,492)
Sale proceeds of natural gas and oil working interests	-	-	1,500,000
Investment in natural gas and oil working interests	(260,701)	(550,116)	(4,626,686)

Net Cash Used in Investing Activities	(260,701)	(550,116)	(3,130,178)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	45,000	256,500	4,935,847
Shares subscriptions received	-	1,999,995	-
Shares subscriptions receivable	-	16,000	-

Net Cash Provided by Financing Activities	45,000	2,272,495	4,935,847

Net Increase In Cash And Cash Equivalents	(203,701)	1,500,646	1,465,057

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Checks Issued Over Funds On Deposit)	1,668,758	343,004	-

Cash And Cash Equivalents At End Of Period	$1,465,057	$1,843,650	$1,465,057

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and notes thereto. The results of the operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

2.	OPERATIONS (Continued)

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,779,515 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc. All significant inter-company balances and transactions have been eliminated.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Use of Estimates

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Asset Retirement Obligations

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

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period. Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests. The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At March 31, 2007 and 2006, the Company had no overproduced imbalances.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2007 and 2006, the Company had no cash equivalents.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Other Equipment

Computer equipment is stated at cost. Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

k)	Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Natural Oil and Gas Properties.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Financial Instruments

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES

a)	Proved Properties

Properties	December 31, 2006	Addition	Depletion for the Period	Write down in carrying Value	March 31, 2007
USA properties	$454,480	$78,692	$(52,463)	$-	$480,709
Canada properties	358,237	302	(81,366)	-	277,173
Total	$812,717	$78,994	$(133,829)	$-	$757,882

a)	Proved Properties - Descriptions

i.	Liberty Valance, California, USA

In February 2001, the Company acquired and 8.9% working interest in a gas well located in California at a cost of $90,000. The well commenced production in February 2001 following a redrill.

On January 1, 2007, the Company assigned all of its right, title and interest to Lario Oil & Gas. Lario Oil & Gas agreed to assume all costs and liability associated with the plugging and abandonment of the well.

ii.	Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. As at December 31, 2006, the Company had advanced $210,606 as its share of the costs in this Agreement. Currently there is one producing well on this prospect.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

iii.	Owl Creek Prospect, Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell #2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2. In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners. The Company paid $2,962 in this period for capital expenditure. As of March 31, 2007, the cost to the Company for this assignment was $371,949.

In July 2006, the Company also elected to participate in Isbill #1-36, it was abandoned during the year. Its costs amounted to $80,738 was moved to the cost pool of proved properties for depletion.

iv.	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. One of the well 13-28-9-2W5M has production since October 2006.

v.	Palmetto Point Prospect, Mississippi, USA

On February 21, 2006, the Company entered into an agreement (the “Agreement”) with 0743608 B.C. Ltd., (“Assignor”) a British Columbia, Canada based oil and gas exploration company, in order to accept an assignment of the Assignor’s ten percent (10%) gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C., (“Griffin”) a Mississippi based exploration company. Under the terms of the Agreement, the Company paid the Assignor $425,000 as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program. The Company also entered into a joint Operating Agreement directly with Griffin on February 24, 2006.

As of March 31, 2007, five wells were found to be proved wells, and two wells were written off.

On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

v.	Palmetto Point Prospect, Mississippi, USA (Continued)

The Drilling Program on the acquired property interests was initiated by Griffin in May 2006 and was substantially completed by Griffin by December 31, 2006. The prospect area owned or controlled by Griffin on which the ten wells were drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.

vi.	Mississippi II, USA

In August 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. In January 2007, the well CMR USA 39-14 was found to be proved. The cost of $35,125 was added to the proved properties cost pool. Also, Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proved properties cost pool for depletion.

b)	Unproved Properties

Properties	December 31, 2006	Addition	Cost added to capitalized cost	March 31, 2007
USA properties	$497,500	$257,437	$(75,730)	$679,207
Canada properties	1,318,507	-	-	1,318,507
Total	$1,816,007	$257,437	$(75,730)	$1,997,714

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved properties - Description (Continued)

i.	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company paid $314,959 (CDN$352,376) on October 27, 2006 for well 13-33-8-2W5M. It was abandoned and the cost was moved to the proved properties cost pool for depletion. As at March 31, 2007, a cash call of $257,674 has been paid as share of costs for a proposed drilling program.

ii.	Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.

iii.	Cache Slough Prospect, California, USA

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties - Description (Continued)

iv.	Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%. As at March 31, 2007, the Company has advanced $347,431 as its share of the costs in the Leduc formation property.

v.	Palmetto Point Prospect, Mississippi, USA

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

As of March 31, 2007, five wells were found to be proved wells, three wells are awaiting testing and two wells were written off. The Company is awaiting results on the other two wells.

On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties (Continued)

vi.	Mississippi II, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. In January 2007, the well CMR USA 39-14 was found to be proved. The cost of $35,125 was added to the proved properties cost pool. Also, Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proved properties cost pool for depletion. Finally two further wells, TEC #1 and Buffalo River are awaiting testing.

vii.	Owl Creek Prospect, Oklahoma, USA

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

In January 2007, the Company elected to participate in Isbill #2 well. The Company has a total cost of $157,437 for its 20% of working interest.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

6.	ASSET RETIREMENT OBLIGATIONS

The Company determined that the net effect of the ARO calculation to the Company’s income statement for the year ended December 31, 2006 is $40,635, (2005: $0). The ARO is calculated using the 5% value of proved properties as at December 31, 2006. The Company has not increased its ARO during this quarter, since the amount accrued to date is sufficient.

7.	SHARE CAPITAL

i.
Common Stock

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

On January 23, 2007, the Company issued 60,000 common shares for exercise of stock options at $0.75 per share.

On March 1, 2007, the Company issued 500,000 common shares to its President & CEO as part of his compensation package. The price of the share as of March 1, 2007 was $0.92.

Preferred Stock

The Company did not issue any preferred stock during the quarter ended March 31, 2007 (December 31, 2006 - $Nil).

ii.	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Options exercised of $67,507 was recorded during the three month ended March 31, 2007 (Year ended December 31, 2006 - $195,719) related to options granted during the year ended December 31, 2006. The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2006	300,000	$0.95
Granted	300,000	0.75
Exercised	(60,000)	(0.75)

Balance outstanding, March 31, 2007	540,000	$0.75

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

The following table summarized information about the stock options outstanding at March 31, 2007:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 0.75 $ 0.75	240,000 300,000	1.97 2.84	176,000 75,000

iii.	Common Stock Share Purchase Warrants

As at March 31, 2007, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

8.	RELATED PARTIES

During the period ended March 31, 2007, the Company paid $Nil (March 31, 2006 - $5,197) for management fees and $25,606 consulting fees (March, 2006 - $nil) to a director and a company in which the officer has a substantial interest, of the Company. Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 1, 2007, the Company issued 500,000 common shares to its President & CEO as part of his compensation package. The price of the share as of March 1, 2007 was $0.92. Total cost of $460,000 was included in the stock compensation expense.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
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

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well called the Liberty Valance RD1 Gas Unit (“Liberty Valance” or the “well”). The well was located in the Rancho Capay Gas Field in Glenn County, California. We acquired this well for $90,000.

Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 1,032 (MCF) on December 31, 2006 translating in an estimate of $123 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2006. The operator of the well markets each non−operator's share of gas production from the well and deducts all royalty burdens and operating expenses prior to the distribution of revenues. The Liberty Valance well generated revenue of $2,870 during the year ended December 31, 2006. On January 1, 2007, we sold our remaining interest in the Liberty Valance Well for forgiveness of abandonment costs associated with the well.

Todd Creek Prospect and Hillspring Prospect

On November 26, 2004, through our wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into two agreements (the "Agreements") with Win Energy Corporation, ("Win"), an Alberta based Oil & Gas Exploration Company, in order to acquire an interest in lands and leases owned by Win. On or about January 25, 2005, we paid Win the full purchase price set forth in the Agreements and acquired a working interest in two prospective properties known as Todd Creek and Hillspring. Both properties are located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.

Todd Creek Prospect

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8800 acres) in Todd Creek for the purchase price of $597,263. We also have an option to acquire an additional 15% interest in 7 additional sections of land (4,480 acres). This option terminated on December 31, 2006.

Included in the acquisition is a test well that has been drilled and cased. Under the terms of this agreement, Win shall assume all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well. As at March 31, 2007, we paid cash call of $257,674 as our share of costs for the proposed drilling program.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The revenue received from this well was $14,123 for the three months ended March 31, 2007.

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

The Initial Drilling Program on ten (10) wells on the acquired property interest has been completed by Griffin. The prospect area owned or controlled by Griffin on which the initial ten wells was drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. To date, ten wells have been drilled, 4 of which are producing, 1 of which is expected to produce but is currently awaiting a compressor, 3 of which are expected to produce but are waiting on pipeline completion rigs and 2 of which were not commercially viable and were plugged and abandoned. We elected to participate in an additional two well program which has also been completed. With respect to the two additional wells at this same location, it appears that these well contains reserves suitable for commercial production. These wells are waiting to be tied into a nearby pipeline. Total revenue received from these wells for the three months ended March 31, 2007 was $7,262

Palmetto Point Prospect - 50 wells

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprising of up to 50 natural gas and/or oil wells. The area in which the proposed wells are to be drilled in approximately 300,000 gross acres location between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in the first week of September 2006. The site of the first 20 proposed wells are located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program is being conducted by Griffin in its capacity as operator. We have agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. During the fourth quarter of fiscal 2006, we made additional payments of $300,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.

We have drilled four wells of which one well was abandoned (Dixon #1) and the remaining three wells, Redbug #1 (CMR USA), Faust #1 (TEC#1) and Buffalo River are awaiting completion and connection to the nearby pipeline for production. Total revenue received from these wells for the three months ended March 31, 2007 was $3,792

Wordsworth Prospect (formerly “Texalta”)

On April 10, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contains oil reserves suitable for commercial production. In June 2006, this initial well was producing as a flowing oil well. Revenue generated from this well for the three months ended March 31, 2007 was $50,139.

Based on the results from the first test well, we expect a second well to be drilled by the end of the second quarter of 2007.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect and we refer to the “Powell #2.” The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing on the Powell #2 well, this well was completed and commercial production has commenced. Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 well. Initially after the well was completed, the Powell #2 well began flowing natural oil and gas under its own pressure without the assistance of a pump. The flow rates of the Powell #2 well have fluctuated significantly. Revenue generated from this well for the three months ended March 31, 2007 was $76,603.

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

In January 2007, we commenced drilling of another well we will refer to as the “Isbill#2-36” well. Our 20% working interest in the Isbill#2-36 well cost $157,437. The Isbill#2-36 well was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing.

2006-3 Drilling Program - 5 Wells

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a five well drilling program at Garvin and Murray Counties, Oklahoma (the “2006-3 drilling Program”) The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We have agreed to take a 10% working interest in this program. To date, we have paid the sum of $113,700and anticipate that our total costs to successfully complete this drilling program will be approximately $618,330.

Results of Operations for the three months ended March 31, 2007 and 2006

For the three months ended March 31, 2007, our revenues generated from natural gas and oil sales increased to $147,504 from revenue of $2,188 for the three months ended March 31, 2006. Prior to the three months ended June 30, 2006, our Liberty Valance well was our only producing property. The increase in revenue is attributable to royalties received from the Wordsworth and Owl Creek prospects commencing in the third quarter of 2006.

We incurred costs and expenses in the amount of $789,146 for the three months ended March 31, 2007, compared to costs and expenses of $177,486 for the same reporting period in the prior year. The increase in expenses was caused by an increase in general and administrative expenses as a result of stock based compensation paid to our executive officers. We reported depreciation and depletion expenses of $133,979 during the three months ended March 31, 2007. Stock-based compensation of $527,507 was a significant component of our general and administrative expenses for the three months ended March 31, 2007. Our costs and expenses for the three months ended March 31, 2006 consisted of general and administrative expenses of $170,581, natural gas and oil operating costs of $761, and depreciation and depletion of $153.

We reported other income of $10,739 for the three months ended March 31, 2007 and other income of $3,964 for the three months ended March 31, 2006. Other income during the three months ended March 31, 2007 and 2006 consisted solely of interest income.

Net loss for the three months ended March 31, 2007 was $630,903, compared to a net loss of $171,334 for the three months ended March 31, 2006.

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

Liquidity and Capital Resources

As of March 31, 2007, we had total current assets of $1,535,184 and total current liabilities in the amount of $1,008. As a result, we had working capital of $1,534,176 as of March 31, 2007.

The revenue we currently generate from natural gas and oil sales does exceed our cash operating expenses. We primarily relied on prior financing activities including issuance of common stocks and units as well as share subscription receipts to fund our operations for the three months ended March 31, 2007. During the three months ended March 31, 2007, we received $45,000 from the exercise of options.

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

Operating activities used $12,000 in cash for the three months ended March 31, 2007. Our net loss of $630,903 was the primary component of our negative operating cash flow. Investing activities during the three months ended March 31, 2007 primarily consisted of $260,701 for the investment in natural gas and oil properties. Cash flows provided by financing activities during the three months ended March 31, 2007 primarily consisted of $45,000 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the three months ended March 31, 2007 are as follows:

•	Property acquisition costs, and
•	Financing from the issuance of common stock.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $1,779,515 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At March 31, 2007 and 2006, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Douglas Bolen, and our Chief Financial Officer, Mr. Kulwant Sandher. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

On March 1, 2007, we issued to Douglas Bolen 500,000 shares of our common stock in consideration for services rendered pursuant to the a consulting agreement with Last Mountain Management, Inc. (“LMM”). Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

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

Delta Oil & Gas, Inc.

Date:	May 7, 2007

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director