Form 10QSB
period 2007-06-30
DELTA OIL & GAS INC
filed 2007-08-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,940,506 common shares as of July 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2007;
F-2	Statements of Operations for the three and six months ended June 30, 2007 and 2006;
F-3	Statements of Cash Flows for the six months ended June 30, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	Unaudited June 30, 2007	Audited December 31, 2006
ASSETS

Current
Cash and cash equivalents	$1,063,867	$1,668,758
Accounts receivable	149,210	88,451
Prepaid expenses	1,716	1,611
	1,214,793	1,758,820

Natural Gas And Oil Properties
Proved property	879,178	812,717
Unproved property	2,082,308	1,816,007
	2,961,486	2,628,724

Other Equipment
Computer equipment	3,492	3,492
Less: accumulated depreciation	(2,966)	(2,655)
	526	837
	$4,176,805	$4,388,381

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Current
Accounts payable and accrued liabilities	$89,329	$39,526
Income taxes payable	4,161	-

Long Term
Asset retirement obligation	40,635	40,635
	134,125	80,161

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001 par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001 par value, 45,690,506 and 45,070,406 shares issued and outstanding, respectively	45,691	45,071
Additional paid-in capital	6,083,061	5,411,761

Deficit accumulated during the development stage	(2,086,072)	(1,148,612)
	4,042,680	4,308,220
	$4,176,805	$4,388,381

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Stated in U.S. Dollars)
Unaudited

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9, 2001 TO JUNE 30,
	2007	2006	2007	2006	2007
Revenue

Natural gas and oil sales	$260,139	$1,226	$407,643	$3,414	$1,018,773
Gain on sale of oil property	-	-	-	-	1,061,159

	260,139	1,226	407,643	3,414	2,079,932
Costs And Expenses

Natural gas and oil operating costs	47,517	924	83,261	1,685	219,311
General and administrative	291,919	37,699	911,342	209,952	2,318,534
Depreciation and depletion	194,970	161	328,949	314	834,452
Impairment of natural gas and oil properties	40,589	-	40,589	-	717,470
Dry well costs written off	-	-	-	-	118,690
Asset retirement obligations	-	-	-	-	40,635
	574,995	38,784	1,364,141	211,951	4,249,092
Net Operating (Loss)	(314,856)	(37,558)	(956,498)	(208,537)	(2,169,160)

Other Income

Forgiveness of debt	-	39,933	-	39,933	39,933
Interest income	12,460	10,925	23,199	14,889	47,316
	12,460	50,858	23,199	54,822	87,249

Income (Loss) before income taxes	$(302,396)	$13,300	$(933,299)	$(153,715)	$(2,081,911)

Income tax	4,161	-	4,161	-	4,161

Net Income (Loss)	$(306,557)	$13,300	$(937,460)	$(153,715)	$(2,086,072)

Basic (Loss) Per Common Share	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	45,670,066	44,870,706	44,706,871	44,571,646

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)
Unaudited

	SIX MONTHS ENDED JUNE 30,		CUMULATIVE PERIOD FROM INCEPTION JANUARY 9, 2001 TO JUNE 30,
	2007	2006	2007
Cash Flows From Operating Activities:

Net (loss) for the period	$(937,460)	$(153,715)	$(2,086,072)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property	-	-	(1,061,159)
Depreciation and depletion	328,949	314	834,452
Impairment of natural gas and oil properties	40,589	-	717,470
Interest accrued on note payable	-	-	-
Dry well costs written off	-	-	118,690
Stock-based compensation expense	126,120	-	692,106
Shares issued to President & CEO for servicess rendered	460,000		460,000
Shares issued to Investor Relations Services Inc for services	40,800		40,800

Changes in operating assets and liabilities:
Accounts receivable	(60,759)	(747)	(149,210)
Accounts payable and accrued liabilities	49,803	(57,565)	89,329
Income taxes payable	4,161	-	4,161
Asset retirement obligations	-	-	40,635
Promissory note payable	-	(39,397)	-
Prepaid expenses	(105)	(6,006)	(1,716)

Net Cash Generated/(Used) in Operating Activities	52,098	(257,116)	(300,514)

Cash Flows From Investing Activities:

Purchase of other equipment	-	-	(3,492)
Sale proceeds of natural gas and oil working interests	-	-	1,500,000
Investment in natural gas and oil working interests	(701,989)	(1,119,759)	(5,067,974)

Net Cash Used in Investing Activities	(701,989)	(1,119,759)	(3,571,466)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	45,000	2,167,596	4,935,847
Shares subscriptions receivable	-	16,000	-

Net Cash Provided by Financing Activities	45,000	2,183,596	4,935,847

Net Increase/(Decrease) In Cash And Cash Equivalents	(604,891)	806,721	1,063,867

Cash And Cash Equivalents At Beginning Of Period (Excess of Checks Issued Over Funds On Deposit)	1,668,758	343,004	-
Cash And Cash Equivalents At End Of Period	$1,063,867	$1,149,725	$1,063,867

Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his compensation package	460,000	-	460,000

60,000 shares issued to Investor Relations Services Inc., for services rendered.	40,800	-	40,800

The accompanying notes are an integral part of these consolidated financial statements.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and notes thereto. The results of the operations for the six months ended June 30, 2007 are not indicative of the results that may be expected for the year.

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

JUNE 30, 2007
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,086,072 since inception. To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc. All significant inter-company balances and transactions have been eliminated.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
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

JUNE 30, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

e)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period. Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests. The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At June 30, 2007 and 2006, the Company had no overproduced imbalances.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2007 and 2006, the Company had no cash equivalents.

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

JUNE 30, 2007
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

JUNE 30, 2007
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, accounts payable and accrued liabilities.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values.

o)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)
4.	NATURAL GAS AND OIL PROPERTIES
a) Proved Properties

Properties	December 31, 2006	Addition	Depletion for the Period	Write down in carrying Value	June 30, 2007
USA properties	$454,480	$398,117	$(202,569)	$(39,337)	$610,691
Canada properties	358,237	37,571	(126,069)	(1,252)	268,487
Total	$812,717	$435,688	$(328,638)	$(40,589)	$879,178

a)	Proved Properties - Descriptions

i)	Liberty Valance, California, USA

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

ii)	Wordsworth Prospect, Saskatchewan, Canada

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

iii)	Owl Creek Prospect, Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell #2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2. In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners. The Company paid $22,911 in this period for capital expenditure. As of June 30, 2007, the cost to the Company for this assignment was $391,898.

In July 2006, the Company also elected to participate in Isbill #1-36, it was abandoned during the year. Its costs amounted to $80,738 was moved to the cost pool of proved properties for depletion.

In January 2007, the Company elected to participate in Isbill #2-36 well. The Company paid $187,559 for its 20% of working interest. Isbill #2-36 started production from April 2007.

iv)	Todd Creek, Alberta, Canada

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

JUNE 30, 2007
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

As of June 30, 2007, seven wells were found to be proved wells, and two wells were written off.

vi.	Mississippi II, USA

In August 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. In January 2007, the well CMR USA 39-14 was found to be proved. The cost of $35,125 was added to the proved properties cost pool. Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proved properties cost pool for depletion. Also, Randall#1 was abandon in June 2007, its costs amounted to $26,918 was moved to the proved properties cost pool.

b) Unproved Properties

Properties	December 31, 2006	Addition	Cost added to capitalized cost	June 30, 2007
USA properties	$497,500	$458,972	$(375,208)	$581,264
Canada properties	1,318,507	182,537	-	1,501,044
Total	$1,816,007	$641,509	$(375,208)	$2,082,308

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

b)	Unproved properties - Description (Continued)

i.	Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263. The Company paid $314,959 (CDN$352,376) on October 27, 2006 for well 13-33-8-2W5M. It was abandoned and the cost was moved to the proved properties cost pool for depletion. As at June 30, 2007, a cash call of $258,139 has been paid as share of costs for a proposed drilling program.

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

JUNE 30, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties - Description (Continued)

iv.	Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada. In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%. As at June 30, 2007, the Company has advanced $347,431 as its share of the costs in the Leduc formation property.

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

As of June 30, 2007, seven wells were found to be proved wells, and two wells were written off.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties (Continued)

vi.	Mississippi II, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells will be targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. In January 2007, the well CMR USA 39-14 was found to be proved. The cost of $35,125 was added to the proved properties cost pool. Also, Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proved properties cost pool for depletion. Randall#1 was abandon in June 2007, its costs amounted to $26,918 was moved to the proved properties cost pool. Finally two further wells, TEC#1 and Buffalo River are awaiting testing.

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

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
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

JUNE 30, 2007
(Stated in U.S. Dollars)

6.	ASSET RETIREMENT OBLIGATIONS

The Company determined that the net effect of the ARO calculation to the Company’s income statement for the year ended December 31, 2006 is $40,635, (2005: $0). The ARO is calculated using the 5% value of proved properties as at December 31, 2006. The Company has not increased its ARO during this period, since the amount accrued to date is sufficient.

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

On May 1, 2007, the Company issued 60,000 common shares to Investor Relations Services, Inc. as part of the investor relation services and consulting agreement. The price of the share as of May 1, 2007 was $0.68.

Preferred Stock
The Company did not issue any preferred stock during the quarter ended June 30, 2007 (December 31, 2006 - $Nil).

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

ii.	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model. Options exercised of $126,120 was recorded during the six month ended June 30, 2007 (December 31, 2006 - $195,719) related to options granted during the year ended December 31, 2006 but vested during the six months ended June 30, 2007. The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2006	300,000	$ 0.75
Granted	300,000	0.75
Exercised	(60,000)	(0.75)
Balance outstanding, June 30, 2007	540,000	$ 0.75

The weighted average assumptions used in calculating the fair value of stock options granted during the six month period ended June 30, 2007 and June 30, 2006, using the Black-Scholes option pricing model are as follows:

	June 30, 2007	June 30, 2006
Rick-free interest rate	3.77%	3.77%
Expected life of the option	3 years	1 year
Expected volatility	146.36%	288.99%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding at June 30, 2007:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 0.75	240,000	1.72	224,000
$ 0.75	300,000	2.59	150,000

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

7.	SHARE CAPITAL (continued)

iii.	Common Stock Share Purchase Warrants

As at June 30, 2007, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$ 1.50	2,483,985	February 1, 2010
$ 3.00	727,271	April 30, 2009

8.	RELATED PARTIES

During the period ended June 30, 2007, the Company paid $ nil (June 30, 2006 - $15,197) for management fees and $52,868 for consulting fees (June 30, 2006 - $nil) to directors of the Company. Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 1, 2007, we issued to Douglas Bolen 500,000 shares of our common stock in consideration for services rendered pursuant to the a consulting agreement with Last Mountain Management, Inc. (“LMM”). Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The price of the share as of March 1, 2007 was $0.92. Total cost of $460,000 was included in the general and administration expense.

9.	COMMITMENT AND CONTRACTURAL OBLIGATIONS

A lease agreement for the Vancouver, Canada office commenced June 1, 2007 and terminated on May 31, 2008. The lease agreement provides a fixed rental fee of $1,365 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

On March 1, 2005, the Company also rented an office in Calgary, Canada on a month to month basis for $243 per month.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

10.	SUBSEQUENT EVENT

On July 8, 2007, we cancelled all of the options previously granted to its Chief Financial Officer and, in consideration for the cancellation of these options and in compensation for Chief Financial Officer’s services rendered to the Company to date, we granted him 250,000 shares of common stock in the Company, all of which are considered by the Company’s Board of Directors to be fully paid and non assessable upon issuance.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Included in the acquisition is a test well that has been drilled and cased. Under the terms of this agreement, Win shall assume all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well. As of June 30, 2007, we paid cash call of $258,139 as our share of costs for the proposed drilling program.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The revenue received from this well was $19,172 for the six months ended June 30, 2007. The revenue received from this well for the three months ended June 30, 2007 was $7,177.

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

The Initial Drilling Program on ten (10) wells on the acquired property interest has been completed by Griffin. The prospect area owned or controlled by Griffin on which the initial ten wells was drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. To date, ten wells have been drilled, 7 of which are producing, 3 of which are expected to produce but are currently waiting to be tied into the pipeline. and 2 of which were not commercially viable and were plugged and abandoned. We elected to participate in an additional two well program which has also been completed. With respect to the two additional wells at this same location, it appears that these well contains reserves suitable for commercial production. These wells are waiting to be tied into a nearby pipeline. Total revenue received from these wells for the year ended December 31, 2006 was $17,485. Total revenue received from these wells for the six months ended June 30, 2007 was $29,585. The revenue received from these wells for the three months ended June 30, 2007 was $22,323

Palmetto Point Prospect - 50 wells

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

We have drilled seven wells of which two have been abandoned (Dixon #1 and Randall #1). Of the successful 5 wells, Redbug #1 (CMR USA) and Faust #1 (TEC#1) are producing and Buffalo River #1, Redbug #2 and Buffalo River #2 are awaiting connection to the nearby pipeline for production. Total revenue received from these wells for the six months ended June 30, 2007 was $6,677. The revenue received from these wells for the three months ended June 30, 2007 was $2,885

Wordsworth Prospect

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

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contains oil reserves suitable for commercial production. In June 2006, this initial well was producing as a flowing oil well. Revenue generated from this well for the year ended December 31, 2006 was $223,613. Revenue generated from this well for the six months ended June 30, 2007 was $74,944. The revenue received from these wells for the three months ended June 30, 2007 was $27,201

The second horizontal well was drilled in May 2007. Initial logs indicated hydrocarbon showings in an oil bearing zone estimated to be approximately 770 feet in the horizontal section. However, due to the high water content in fluid removed from this well, the operator determined that it was not commercially productive and will be abandoned.

The operator has indicated that based on the success to date, it expects to drill one additional well every quarter for the next year.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect and we refer to the “Powell #2.” The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing on the Powell #2 well, this well was completed and commercial production has commenced. Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 well. Initially after the well was completed, the Powell #2 well began flowing natural oil and gas under its own pressure without the assistance of a pump. The flow rates of the Powell #2 well have fluctuated significantly. Revenue generated from this well for the year ended December 31, 2006 was $265,062. Revenue generated from this well for the six months ended June 30, 2007 was $237,408. The revenue received from these wells for the three months ended June 30, 2007 was $160,805

Based upon the positive results of the Powell #2 well, an additional well we refer to as the “Isbill #1-36” was drilled and reached its targeted depth in September 2006. However, test results showed that the well will not be commercially viable, therefore the well was abandoned and all costs were transferred to proved reserves and subsequently depleted in accordance with the our accounting policy.

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

In January 2007, we commenced drilling of another well we will refer to as the “Isbill#2-36” well. Our 20% working interest in the Isbill#2-36 well cost $157,437. The Isbill#2-36 well was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing. The revenue received from this well for the three months ended June 30, 2007 was $39,808.

2006-3 Drilling Program - 5 Wells

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a five well drilling program at Garvin and Murray Counties, Oklahoma (the “2006-3 drilling Program”) The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We have agreed to take a 10% working interest in this program. To date, we have paid the sum of $113,700 and anticipate that our total costs to successfully complete this drilling program will be approximately $618,330. Drilling is expected to commence during summer 2007.

Results of Operations for the three and six months ended June 30, 2007 and 2006

For the three months ended June 30, 2007, our revenues generated from natural gas and oil sales increased to $260,139 from revenue of $1,226 for the three months ended June 30, 2006. For the six months ended June 30, 2007, our revenues generated from natural gas and oil sales increased to $407,643 from revenue of $3,414 for the six months ended June 30, 2006. Prior to the three months ended June 30, 2006, our Liberty Valance well was our only producing property. The increase in revenue is attributable to royalties received from the Wordsworth and Owl Creek prospects commencing in the third quarter of 2006 and royalties received from the Company’s Mississippi prospects.

We incurred costs and expenses in the amount of $574,995 for the three months ended June 30, 2007, compared to costs and expenses of $38,784 for the same reporting period in the prior year. We incurred costs and expenses in the amount of $1,364,141 for the six months ended June 30, 2007, compared to costs and expenses of $211,951 for the same reporting period in the prior year. The increase in expenses was caused by an increase in general and administrative expenses as a result of stock based compensation paid to our executive officers. We reported depreciation and depletion expenses of $194,970 during the three months ended June 30, 2007. Our costs and expenses for the three months ended June 30, 2006 consisted of general and administrative expenses of $291,919, natural gas and oil operating costs of $47,517, depreciation and depletion of $194,970, and impairment of natural gas and oil properties in the amount of $40,589.

We reported other income of $12,460 for the three months ended June 30, 2007 and other income of $50,858 for the three months ended June 30, 2006. We reported other income of $23,199 for the six months ended June 30, 2007 and other income of $54,822 for the six months ended June 30, 2006. Other income during the three and six months ended June 30, 2007 and 2006 consisted solely of interest income and forgiveness of debt.

Net loss for the three months ended June 30, 2007 was $306,557, compared to a net loss of $13,300 for the three months ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $937,460, compared to a net loss of $153,715 for the six months ended June 30, 2006.

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

Liquidity and Capital Resources

As of June 30, 2007, we had total current assets of $1,214,793 and total current liabilities in the amount of $93,490. As a result, we had working capital of $1,121,303 as of June 30, 2007.

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

Operating activities generated $52,098 in cash for the six months ended June 30, 2007. Our royalties received were the primary component of our positive operating cash flow. Investing activities during the six months ended June 30, 2007 consisted of $701,989 for the investment in natural gas and oil properties. Cash flows provided by financing activities during the six months ended June 30, 2007 consisted of $45,000 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the six months ended June 30, 2007 are as follows:

•	Property acquisition costs,
•	Financing from the issuance of common stock, and
•	Royalties received from the Company’s oil and gas prospects

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $2,086,072 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At June 30, 2007 and 2006, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Douglas Bolen and our Chief Financial Officer, Mr. Kulwant Sandher. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

On January 18, 2007, we appointed Kulwant Sandher to serve as our Chief Financial Officer and Principal Financial Officer. In connection with his appointment, we granted Mr. Sandher options to purchase 300,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 17, 2010. 75,000 of these options vested upon execution of a stock option agreement on January 18, 2007, 75,000 became vested and exercisable on June 30, 2007, 75,000 were to become vested and exercisable on September 30, 2007, and the remaining 75,000 were to become vested and exercisable on December 31, 2007.

On July 8, 2007, we cancelled all of the options previously granted to Mr. Sandher and, in consideration for the cancellation of these options and in compensation for Mr. Sandher’s services rendered to the Company to date, we granted him 250,000 shares of common stock in the Company, all of which are considered by our Board of Directors to be fully paid and non assessable upon issuance.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

Delta Oil & Gas, Inc.

Date:	August 14, 2007

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director