Form 10QSB
period 2007-09-30
DELTA OIL & GAS INC
filed 2007-11-07
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-52001

Delta Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 144 4th Ave S.W., Calgary, Alberta, Canada T2P 3N4
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  45,940,506 common shares as of November 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2007;
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and from inception on January 9, 2001 to September 30, 2007;
F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and from inception on January 9, 2001 to September 30, 2007;
F - 4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to September 30, 2007;
F-5 - F - 21	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)
	Unaudited	Audited
	September 30,	December 31,
	2007	2006
ASSETS

Current
Cash and cash equivalents	$601,406	$1,668,758
Accounts receivable	136,283	88,451
Tax Prepaid	6,912	-
Prepaid expenses	19,519	1,611

	764,120	1,758,820

Natural Gas And Oil Properties
Proved property	892,006	812,717
Unproved property	2,343,424	1,816,007

	3,235,430	2,628,724

Other Equipment
Computer equipment	3,492	3,492
Less: accumulated depreciation	(3,143)	(2,655)

	349	837

	$3,999,899	$4,388,381

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$69,665	$39,526

Long Term
Asset retirement obligation	40,635	40,635

	110,300	80,161

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 45,940,506 and 45,070,406 shares issued
and outstanding, respectively	45,941	45,071
Additional paid-in capital	6,136,288	5,411,761

Deficit accumulated during the development stage	(2,292,630)	(1,148,612)

	3,889,599	4,308,220

	$3,999,899	$4,388,381

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)
Unaudited
					CUMULATIVE PERIOD
					FROM INCEPTION
					JANUARY 9, 2001
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006	2007
Revenue

Natural gas and oil sales	$230,483	$168,528	$638,126	$171,942	$1,249,256
Gain on sale of oil property	-	-	-	-	1,061,159

	230,483	168,528	638,126	171,942	2,310,415
Costs And Expenses

Natural gas and oil operating costs	44,040	21,005	127,301	22,690	263,351
General and administrative	163,918	259,686	1,075,260	469,640	2,482,452
Depreciation and depletion	232,338	6,316	561,287	6,630	1,066,790
Impairment of natural gas and oil properties	-	-	40,589	-	717,470
Dry well costs written off	-	80,833	-	80,833	118,690
Asset retirement obligations	-	-	-	-	40,635

	440,296	367,840	1,804,437	579,793	4,689,388

Net Operating Loss	(209,813)	(199,312)	(1,166,311)	(407,851)	(2,378,973)

Other Income

Forgiveness of debt	-	-	-	39,933	39,933
Interest income	9,364	6,335	32,563	21,224	56,680

	9,364	6,335	32,563	61,157	96,613

Loss before income taxes	$(200,449)	$(192,977)	$(1,133,748)	$(346,694)	$(2,282,360)

Income taxes for 2006	6,109	-	10,270	-	10,270

Net Loss	$(206,558)	$(192,977)	$(1,144,018)	$(346,694)	$(2,292,630)

Basic Loss Per Common Share	$(0.00)	$0.00	$(0.03)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	45,918,767	45,070,506	45,625,891	44,739,760

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)
Unaudited
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	NINE MONTHS ENDED		TO
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007

Cash Flows From Operating Activities:

Net (loss) for the period	$(1,144,018)	$(346,694)	$(2,292,630)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of property	-	-	(1,061,159)
Depreciation and depletion	561,287	6,630	1,066,790
Impairment of natural gas and oil properties	40,589	-	717,470
Dry well costs written off	-	-	118,690
Stock-based compensation expense	134,754	-	700,740
Shares issued to President & CEO for servicess rendered	460,000	-	460,000
Shares issued to CFO for services rendered	44,843	-	44,843
Shares issued to Investor Relations Services Inc for services	40,800	-	40,800

Changes in operating assets and liabilities:
Accounts receivable	(47,832)	(2,921)	(136,283)
Accounts payable and accrued liabilities	30,139	(13,748)	69,665
Asset retirement obligations	-	-	40,635
Promissory note payable	-	(39,397)	-
Tax Prepaid	(6,912)	-	(6,912)
Prepaid expenses	(17,908)	(6,887)	(19,519)

Net Cash Generated/(Used) in Operating Activities	95,742	(403,017)	(256,870)

Cash Flows From Investing Activities:

Purchase of other equipment	-	-	(3,492)
Sale proceeds of natural gas and oil working interests	-	-	1,500,000
Investment in natural gas and oil working interests	(1,208,094)	(1,483,882)	(5,574,079)

Net Cash Used in Investing Activities	(1,208,094)	(1,483,882)	(4,077,571)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	45,000	2,264,297	4,935,847
Shares subscriptions receivable	-	16,000	-

Net Cash Provided by Financing Activities	45,000	2,280,297	4,935,847

Net Increase/(Decrease) In Cash And Cash Equivalents	(1,067,352)	393,398	601,406

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	1,668,758	343,004	-

Cash And Cash Equivalents At End Of Period	$601,406	$736,402	$601,406

Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his	$460,000	-	$460,000
compensation package

250,000 shares issued to the CFO for services rendered and	44,843	-	44,843
for cancelling options previously granted

60,000 shares issued to Investor Relations Services Inc., for
services rendered.	40,800	-	40,800

Supplemental Disclosures of Cash Flow Information

Income taxes for 2006	$6,109	-	$10,270

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM INCEPTION, JANUARY 9, 2001, TO SEPTEMBER 30, 2007
(Stated in U.S. Dollars)
Unaudited
						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	2,125

Net (Loss) for the period ended	-	-	-	-	-	(184,407)	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	(79,782)

Net Loss for the year	-	-	-	-	-	(62,760)	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	(142,542)

Net (Loss) for the year	-	-	-	-	-	(24,423)	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	160,000

Net (Loss) for the year	-	-	-	-	-	(31,574)	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	(38,539)

Units issued for cash at $1.00, net of share issuance cost	2,483,985	2,484	2,481,241	(160,000)	-	-	2,323,725

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	370,267

Net (Loss) for the year	-	-	-	-	-	(570,050)	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	12,501

Shares issued for cash at $2.75, net of finders fee	727,271	727	1,849,268	-	-	-	1,849,995

Stock-based compensation	-	-	195,719	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(275,398)	(275,398)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,148,612)	4,308,220

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	45,000

Shares issued to President & CEO as part of his compensation package at $0.92	500,000	$500	$459,500	$-	$-	$-	$460,000

Shares issued to Investor Relations Services, Inc. as part of the agreement	60,000	$60	$40,740	$-	$-	$-	$40,800

Shares issued in consideration for services rendered as CFO and for cancelling options previously granted	250,000	$250	$44,593	$-	$-	$-	$44,843

Stock-based compensation	-	-	134,754	-	-	-	134,754

Net (loss) for the period	-	-	-	-	-	(1,144,018)	(1,144,018)

Balance, September 30, 2007	45,940,506	$45,941	$6,136,288	$-	$-	$(2,292,630)	$3,889,599

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
 (Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and notes thereto. The results of the operations for the nine months ended September 30, 2007 are not indicative of the results that may be expected for the year.

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

SEPTEMBER 30, 2007
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,292,630 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc.  All significant inter-company balances and transactions have been eliminated.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
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

SEPTEMBER 30, 2007
 (Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

e)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At September 30, 2007 and 2006, the Company had no overproduced imbalances.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances.  The carrying amounts approximated fair market value due to the liquidity of these deposits.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At September 30, 2007 and 2006, the Company had no cash equivalents.

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

SEPTEMBER 30, 2007
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

SEPTEMBER 30, 2007
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

          o)  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

           p)  Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock.  Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock-Based Compensation”.

4.       NATURAL GAS AND OIL PROPERTIES

a)  Proved Properties

Properties	December 31, 2006	Addition	Depletion for the Period	Write down in carrying Value	September 30, 2007
USA properties	$454,480	$643,106	$(394,232)	$(39,337)	$664,017
Canada properties	358,237	37,571	(166,567)	(1,252)	227,989
Total	$812,717	$680,677	$(560,799)	$(40,589)	$892,006

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

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

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell#2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2.  In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl Creek participating partners.  The Company paid $22,911 in this period for capital expenditures.  As of September 30, 2007, the cost to the Company for this assignment was $391,898.

In July 2006, the Company also elected to participate in Isbill #1-36, it was abandoned during the year.  The associated costs of $80,738 were moved to the cost pool for proved properties for depletion.

In January 2007, the Company elected to participate in Isbill #2-36 well.  The Company paid $187,559 for its 20% of working interest.  Isbill #2-36 started production from April 2007.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
 (Stated in U.S. Dollars)

4. NATURAL GAS AND OIL PROPERTIES (Continued)

iii.   Owl Creek Prospect, Oklahoma, USA (Continued)

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.  In September 2007, Wolf#1-7 was abandon. The associated costs of $244,989 were moved to the proved properties cost pool for depletion.

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

On August 4, 2006, the Company elected to participate in an additional two well program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.

The Drilling Program on the acquired property interests was initiated by Griffin in May 2006 and was substantially completed by Griffin by December 31, 2006.  The prospect area owned or controlled by Griffin on which the ten wells were drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.

As of September 30, 2007, seven wells were found to be proved wells, and two wells were written off.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (Continued)

vi.   Mississippi II, USA

In August 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The  wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.  In January 2007, the well CMR USA 39-14 was found to be proved.  The cost of $35,126 was added to the proved properties cost pool.  Dixon#1 was abandoned in January 2007, the associated costs of $40,605 were moved to the proved properties cost pool for depletion.  Also, Randall#1 was abandon in June 2007, the associated costs of $26,918 were moved to the proved properties cost pool.

b)   Unproved Properties

Properties	December 31, 2006	Addition	Cost added to capitalized cost	September 30, 2007
USA properties	$497,500	$677,004	$(375,208)	$799,296
Canada properties	1,318,507	225,621	-	1,544,128
Total	$1,816,007	$902,625	$(375,208)	$2,343,424

b)    Unproved properties – Description

  i.   Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263.  The Company paid $314,959 (CDN$352,376) on October 27, 2006 for well 13-33-8-2W5M.  It was abandoned and the cost was moved to the proved properties cost pool for depletion.  As at September 30, 2007, a cash call of $258,139 has been paid as share of costs for a proposed drilling program.

 ii.    Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

4.          NATURAL GAS AND OIL PROPERTIES (Continued)

              iii.     Cache Slough Prospect, California, USA

In May 2005, the Company entered into a participation agreement with Production Specialties Company (“PSC”) where the PSC has been granted the right to earn a 68% working interest in a test well and the Company was granted the right to earn 12.50% working interest in certain lands located in Solano County, California, by paying 18.75% of the test well operations.  During the year a cash call of $438,841 has been paid as share of costs for a proposed drilling program.

Following these payments, the Company was responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generate by the property, which is 12.5% of this California company’s 68% interest.

On November 16, 2006, the Company assigned all of its interest in exchange for a cash amount of $1,500,000.

iv.   Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company participated for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada.  In exchange for the participation costs, the Company earned interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.  As at September 30, 2007, the Company has advanced $388,662 as its share of the costs in the Leduc formation property.

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

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties – Description (Continued)

v.    Palmetto Point Prospect, Mississippi, USA

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

As of September 30, 2007, seven wells were found to be proved wells, and two wells were written off.

vi.    Mississippi II, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the proposed are being drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The proposed wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation. In January 2007, the well CMR USA 39-14 was found to be proved.  The associated cost of $35,126 was added to the proved properties cost pool.  Also, Dixon#1 was abandoned in January 2007, the associated costs of $40,605 were moved to the proved properties cost pool for depletion.  Randall#1 was abandon in June 2007, the associated costs of $26,918 were moved to the proved properties cost pool.  Finally two further wells, TEC#1 and Buffalo River are awaiting testing.

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (Continued)

Unproved Properties (Continued)

vii.   Owl Creek Prospect, Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell#2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2.  In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners.

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.

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

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
 (Stated in U.S. Dollars)

5.       NATURAL GAS AND OIL EXPLORATION RISK (Continued)

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

SEPTEMBER 30, 2007
 (Stated in U.S. Dollars)

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

On July 8, 2007, the Company issued 250,000 common shares to its Chief Financial Officer as part of his services rendered and the cancellation of stock options.  The price of the share was $0.55.  It was the average of the share price of July 6 and July 9, 2007.

Preferred Stock

The Company did not issue any preferred stock during the quarter ended September 30, 2007 (December 31, 2006 - $Nil).

ii.    Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $134,754 was recorded during the nine months ended September 30, 2007 (December 31, 2006 – $195,719) related to options granted during the year ended December 31, 2006 and vested during the nine months ended September 30, 2007, as well as options granted and vested during the period ended September 30, 2007.  The changes in stock options are as follows:

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
 (Stated in U.S. Dollars)

7.         SHARE CAPITAL (Continued)

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2006 Granted Cancelled Exercised Balance outstanding, September 30, 2007	300,000 300,000 (300,000) (60,000)	$ 0.95 0.75 (0.75) (0.75)
	240,000	$ 0.75

The weighted average assumptions used in calculating the fair value of stock options granted and vested during the nine month period ended September 30, 2007 and September 30, 2006, using the Black-Scholes option pricing model are as follows:

	September 30, 2007	September 30, 2006
Rick-free interest rate	3.77%	3.77%
Expected life of the option	3 years	1 year
Expected volatility	146.36%	288.99%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding at September 30, 2007:

                                  OPTIONS OUTSTANDING                                                                                                     OPTIONS EXERCISABLE
EXERCISE PRICE	NUMBER OF SHARES	REMAINING CONTRACTUAL LIFE (YEARS)	NUMBER OF SHARES
$ 0.75	240,000	1.47	240,000

iii.  Common Stock Share Purchase Warrants

As at September 30, 2007, share purchase warrants outstanding for the purchase of common shares as follows:

WARRANTS OUTSTANDING
EXERCISE PRICE	NUMBER OF SHARES	EXPIRY DATE
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

DELTA OIL & GAS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

8.            RELATED PARTIES

During the period ended September 30, 2007, the Company paid $ nil (September 30, 2006 - $27,494) for management fees and $81,596 for consulting fees (September 30, 2006 - $nil) to directors of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 1, 2007, the Company issued to Douglas Bolen 500,000 shares of our common stock in consideration for services rendered pursuant to the consulting agreement with Last Mountain Management, Inc. (“LMM”).  Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. The price of the share as of March 1, 2007 was $0.92.  Total cost of $460,000 was included in the general and administration expense.  On July 8, 2007, the Company issued to Kulwant Sandher 250,000 shares of our common stock in consideration for services rendered as Chief Financial Officer as well as in consideration for cancelling options previously granted.  The price of the share as of July 8, 2007 was $0.55.  The cost of $44,843 is the total cost of $137,500 net of $92,657, which was recorded in the compensation expense for options granted, was included in the general and administration expense.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

9.            COMMITMENT AND CONTRACTUAL OBLIGATIONS

A lease agreement for the Vancouver, Canada office commenced June 1, 2007 and will terminate on May 31, 2008.  The lease agreement provides a fixed rental fee of $1,365 per month plus additional charges for services supplied by the landlord or incurred on behalf of the client in the previous month.

On March 1, 2005, the Company also rented an office in Calgary, Canada on a month to month basis for $243 per month.

10.          SUBSEQUENT EVENT

On October 10, 2007, the Company elected to participate in the drilling of Powell#3-25.  The share of the estimated Dry Hole Costs was $112,319.

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

Todd Creek Prospect

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8800 acres) in Todd Creek for the purchase price of $597,263.  Included in the acquisition was a test well that has been drilled and cased. Under the terms of this agreement, Win has assumed all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well. During the second quarter of 2007, we paid a cash call of $258,139 as our share of costs for the proposed drilling program.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the “13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The revenue received from this well was $25,758 for the nine months ended September 30, 2007. The revenue received from this well for the three months ended September 30, 2007 was $6,586. Our costs related to our interest in the 13-28 well presently exceed the royalties we receive.  As a result, we are evaluating our interest in the 13-28 well which may include potentially abandoning the well.

In October 2006, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we refer to this well as the “13-33 well” at a cost of $314,954.  Independent reserves reports we commissioned indicate that no economic hydrocarbons were present.  As a result, the 13-33 well was abandoned.

Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766. We anticipate that a test well will be drilled on our property interest during the fourth quarter of 2007, but no date has been scheduled at the present time.

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

On October 6, 2005, drilling commenced Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $347,431. The well was drilled to the targeted depth of 13,650 feet.  During the three month period ended September 30, 2007, we paid additional drilling costs of $41,231.

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

The Initial Drilling Program on ten (10) wells on the acquired property interest was completed by Griffin. On August 4, 2006, we paid $70,000 in exchange for our participation in an additional two well program which has also been completed.  The prospect area owned or controlled by Griffin on which the wells were drilled, is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. All twelve wells have been drilled and currently 7 wells are producing, 3 wells are expected to produce but are currently waiting to be tied into the pipeline, and 2 wells were not commercially viable and were plugged and abandoned. Total revenue received from these wells for the year ended December 31, 2006 was $17,485. The revenue received from these wells for the three months ended September 30, 2007 was $21,990.  Total revenue received from these wells for the nine months ended September 30, 2007 was $51,575.

Palmetto Point Prospect - 50 wells

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprising of up to 50 natural gas and/or oil wells. The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in the first week of September 2006. The site of the first 20 proposed wells are located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program is being conducted by Griffin in its capacity as operator. We have agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. During the fourth quarter of fiscal 2006, we made additional payments of $300,000 to be employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.

We have drilled seven wells of which two have been abandoned (Dixon #1 and Randall #1).  Our costs attributable to these two abandoned wells was $67,523. Of the successful 5 wells, Redbug #1 (CMR USA) and Faust #1 (TEC#1) are producing and Buffalo River #1, Redbug #2 and Buffalo River #2 are awaiting connection to the nearby pipeline for production. The revenue received from the CMR USA and TEC#1 wells for the three months ended September 30, 2007 was $2,389.  The revenue received from the CMR USA and TEC#1 wells for the nine months ended September 30, 2007 was $9,066.

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

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contains oil reserves suitable for commercial production. In June 2006, this initial well was producing as a flowing oil well. Revenue generated from this well for the year ended December 31, 2006 was $223,613. The revenue received from these wells for the three months ended September 30, 2007 was $29,174.  Revenue generated from this well for the nine months ended September 30, 2007 was $104,118.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect and we refer to the “Powell #2.” The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing on the Powell #2 well, this well was completed and commercial production has commenced. Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 well. Initially after the well was completed, the Powell #2 well began flowing natural oil and gas under its own pressure without the assistance of a pump. The flow rates of the Powell #2 well have fluctuated significantly. Revenue generated from this well for the year ended December 31, 2006 was $265,062. The revenue received from the Powell #2 well for the three months ended September 30, 2007 was $129,567.  Revenue generated from the Powell #2 well for the nine months ended September 30, 2007 was $366,975.

Based upon the positive results of the Powell #2 well, an additional well we refer to as the “Isbill #1-36” was drilled and reached its targeted depth in September 2006. However, test results showed that the well will not be commercially viable, therefore the well was abandoned and costs of $80,738 were transferred to proved reserves and subsequently depleted in accordance with the our accounting policy.

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

In January 2007, we commenced drilling of another well we will refer to as the “Isbill#2-36” well. Our 20% working interest in the Isbill#2-36 well cost $157,437. The Isbill#2-36 well was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing. The revenue received from the Isbill#2-36 well for the three months ended September 30, 2007 was $40,777.  The revenue received from the Isbill#2-36 well for the nine months ended September 30, 2007 was $80,585.

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a five well drilling program at Garvin and Murray Counties, Oklahoma (the “2006-3 drilling Program”) The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program. To date, we have paid the sum of $514,619.

The initial wells drilled which we refer to as the Crazy Horse, Linda, and Dale Ruggles #1 wells were deemed by the operator to not be commercially viable and as such, were plugged and abandoned.  In September 2007, a well drilled which we refer to as the Wolf#1-7 well was also abandoned.  The proportionate costs associated with these abandoned wells amounted to  $244,989, which were moved to the proved properties cost pool for depletion.

The operator has advised us that they will be setting production casing for three wells drilled as part of it "2006-03" drilling program with Ranken Energy. The three wells are as follows:  the Elizabeth #1-25 well located in the Meridian Prospect, the Plaster #1-1 well located in the Plaster Prospect, and reentry into the Dale #1 well located in the Dale Prospect.

Depending on the levels of productivity from these wells, the operator, Ranken Energy may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original Drilling Program which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program and paid $77,100 as our proportionate share of the buy-in cost. The drilling of the first well is anticipated to commence in the fourth quarter of 2007 and all three wells should be drilled shortly thereafter. One well will be drilled in each of the following three Prospects: N.E. Anitoch Prospect, Washington Creek Prospect, and West Riverbend Prospect.

Results of Operations for the three and nine months ended September 30, 2007 and 2006

For the three months ended September 30, 2007, our revenues generated from natural gas and oil sales increased to $230,483 from revenue of $168,528 for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, our revenues generated from natural gas and oil sales increased to $638,126 from revenue of $171,942 for the nine months ended September 30, 2006. Prior to the three months ended June 30, 2006, our Liberty Valance well was our only producing property. The Wordsworth and Owl Creek prospects commencing production in the third quarter of 2006 and the Palmetto Point Propsect commenced production in the fourth quarter of 2006.  The increase in revenue is primarily attributable to royalties received from our wells which commenced production during the third quarter of 2006.

We incurred costs and expenses in the amount of $440,296 for the three months ended September 30, 2007, compared to costs and expenses of $367,840 for the same reporting period in the prior year.  The increase in expenses is primarily attributable to reported depreciation and depletion expenses of $232,338 during the three months ended September 30, 2007.  We reported depreciation and depletion expenses of $6,316 during the three months ended September 30, 2006.  The most significant component of depletion expenditures for the three months ended September 30, 2007 are attributable to the abandonment of the Wolf#1-7 well associated with the 2006-3 drilling Program and the 13-33 well in the Todd Creek Prospect.  In addition to the abandonment of certain wells, our depletion expenditures have also increased as a result of our acquisition of interests in additional producing wells.

We incurred costs and expenses in the amount of $1,804,437 for the nine months ended September 30, 2007, compared to costs and expenses of $579,793 for the same reporting period in the prior year.  The increase in expenses was caused by an increase in general and administrative expenses and depreciation and depletion expenses.  We incurred general and administrative expenses in the amount of $1,075,260 for the nine months ended September 30, 2007, compared to general and administrative expenses of $469,640 for the same reporting period in the prior year.  The increase in our general and administrative expenses is attributable to stock based compensation paid to our executive officers of $639,597.  We incurred depreciation and depletion expenses in the amount of $561,287 for the nine months ended September 30, 2007, compared to depreciation and depletion expenses of $6,630 for the same reporting period in the prior year.  The most significant component of depletion expenditures for the nine months ended September 30, 2007 are attributable to the abandonment of the Wolf#1-7 well associated with the 2006-3 drilling Program and the 13-33 well in the Todd Creek Prospect.  In addition to the abandonment of certain wells, our depletion expenditures have also increased as a result of our acquisition of interests in additional producing wells.

We reported other income of $9,364 for the three months ended September 30, 2007 and other income of $6,335 for the three months ended September 30, 2006. We reported other income of $32,563 for the nine months ended September 30, 2007 and other income of $61,157 for the nine months ended September 30, 2006. Other income during the three and nine months ended September 30, 2007 consisted solely of interest income.   Other income during the nine months ended September 30, 2006 included forgiveness of debt of $39,933.

Net loss for the three months ended September 30, 2007 was $206,558, compared to a net loss of $192,977 for the three months ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $1,144,018, compared to a net loss of $346,694 for the nine months ended September 30, 2006.

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

Liquidity and Capital Resources

As of September 30, 2007, we had total current assets of $764,120 and total current liabilities in the amount of $69,665. As a result, we had working capital of $694,455 as of September 30, 2007.

The revenue we currently generate from natural gas and oil sales does exceed our cash operating expenses. However, we may require additional funds to expand our acquisition, exploration and production of natural oil and gas properties. Our management anticipates that current cash on hand is sufficient to fund our continued operations at the current level for the next twelve months. Additional capital will be required to effectively expand our operations and implement our overall business strategy. It is uncertain whether we will be able to obtain financing when sought. If we are unable to obtain additional financing, the full implementation of our ability to expand our operations will be impaired.

Operating activities generated $95,742 in cash for the nine months ended September 30, 2007. Investing activities during the nine months ended September 30, 2007 consisted of $1,208,094 for the investment in natural gas and oil properties. Cash flows provided by financing activities during the nine months ended September 30, 2007 consisted of $45,000 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the nine months ended September 30, 2007 are as follows:

•	Property acquisition costs,
•	Royalties received from the Company’s oil and gas prospects

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $2,292,630 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At September 30, 2007 and 2006, we had no overproduced imbalances.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Douglas Bolen and our Chief Financial Officer, Mr. Kulwant Sandher. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

On July 8, 2007, we issued to Kulwant Sandher, our Chief Financial Officer and Principal Financial Officer, 250,000 shares of our common stock, all of which are considered by our Board of Directors to be fully paid and non assessable upon issuance, in exchange for the cancellation of options to purchase 300,000 shares of our common stock at the exercise price of $0.75 per share and services rendered, which were issued to Mr. Sandher on January 18, 2007.  These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Letter Agreement / Ranken Energy Corporation
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	November 6, 2007

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director
Date:	November 6, 2007
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director