Form 10KSB
period 2007-12-31
DELTA OIL & GAS INC
filed 2008-04-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $913,808

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$9,468,647 as of January 30, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   45,940,506 Common Shares as of January 30, 2008

Transitional Small Business Disclosure Format (Check One):  Yes [   ]   No [X]

 PART I
Item 1.   Description of Business

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). We make available on our website under "Investors/SEC Filings,” free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Annual Report, the terms “we,” “us,” “our,” and “Delta Oil” mean Delta Oil & Gas, Inc. and our subsidiaries unless otherwise indicated.

Business Development

We were incorporated under the laws of the State of Colorado on January 9, 2001 under the name Delta Oil & Gas, Inc. We are engaged in the exploration, development, acquisition and operation of oil and gas properties. Because oil and gas exploration and development requires significant capital and our assets and resources are limited, we participate in the oil and gas industry through the purchase of minority interests in either producing wells or oil and gas exploration and development projects.

Business of Issuer

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in acreage in Palmetto Point, Mississippi; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and South Central, Oklahoma.

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

Todd Creek Prospect and Hillspring Prospect

On November 26, 2004, through our wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into two agreements (the "Agreements") with Win Energy Corporation, ("Win"), an Alberta based Oil & Gas Exploration Company, in order to acquire an interest in leases owned by Win. On or about January 25, 2005, we paid Win the full purchase price set forth in the Agreements and acquired a 20% working interest in a property known as Todd Creek and a 10% working interest in a property known as Hillspring. Both properties are located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.

Todd Creek Prospect

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8,800 acres) in Todd Creek for the purchase price of $597,263 from Win.  Included in the acquisition was a test well that has been drilled and cased. Under the terms of this agreement, Win has assumed all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well.  During the second quarter of 2007, we paid a cash call of $258,139 as our share of costs for the proposed drilling program.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada (the “13-28 well”) and it was evaluated and tested. The operator encountered gas reservoirs and this well was tied into a newly constructed gas processing plant and production commenced in September 2006.

The revenue received from this well was $18,088 for the year ended December 31, 2007.  Our monthly costs related to our interest in the 13-28 well during 2007 exceeded the royalties we received.  As a result, we abandoned our interest in this well in the fourth quarter of 2007.

In October 2006, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada (the “13-33 well”) at a cost of $314,954.  Independent reserves reports we commissioned indicate that no economic hydrocarbons were present.  As a result, the 13-33 well was plugged and abandoned.

Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 from Win. We anticipate that a test well will be drilled on our property interest during the second quarter of 2008, but no date has been scheduled at the present time.

Cache Slough Prospect

On May 25, 2005, we entered into a Farmout Agreement (“Agreement”) with a California based oil and gas company. This California company had the right to acquire an oil and gas leasehold interest in certain lands located in Section 6, 7, & 18, Township 4 North, Range 3 East, M.D.B.M., Solano County, California upon incurring expenditures for drilling and testing on the said property. We refer to this property as the “Cache Slough Prospect.” Based upon an agreement with the property owner, this California company was responsible for all costs and received 68% of the revenue generated from the wells drilled on the property. The property owner received the remaining 32% of revenue. This California company agreed to grant us a right to acquire 12.5% of its 68% interest upon us paying 18.75% of all costs associated with drilling, testing, and completing the first test well on the property. Following these payments, we would have been responsible for 12.5% of all additional expenditures for drilling and production on the property and be entitled to receive 8.5% of all revenue generated by the property, which is 12.5% of this California company’s 68% interest.

Drilling of the first well on this property commenced in July of 2005. Preliminary drill logs indicated that this is a potential gas well and the operator then completed the well for testing. Preliminary testing resulted in the potential discovery of natural gas and the operator elected to complete the well. Based on the preliminary testing from the first well drilled on this property, a second well was drilled on this property to a targeted depth of 5,500 feet. The total costs associated with these two wells was $438,841.

In November 2006, we assigned all of our interest in the Cache Slough Prospect in exchange for $1,500,000.

Strachan Prospect

On September 23, 2005, we entered into a Farmout Agreement (“Agreement”) with Odin Capital Inc. (“Odin”), a Calgary, Alberta corporation. A former member of our board of directors, Mr. Philipchuk, maintains a 50% ownership interest in Odin. Odin had the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property. In exchange for us paying 4.0% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well, we will have earned:

a)	in the Spacing Unit for the Earning Well:

i)	a 2.0% interest in the petroleum and natural gas below the base of the Mannville, excluding natural gas in the Leduc formation; and

ii)
a 4.0% interest in the natural gas in the Leduc formation before payout, subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of our Interest; and

b)	a 1.6% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.

c)	a 1.289% interest in the rights below the base of the Shunda formation in Section 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

On October 6, 2005, drilling commenced on the Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $347,431. The well was drilled to the targeted depth of 13,650 feet.  During the three month period ended September 30, 2007, we paid additional drilling costs of $41,231.

Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well in July 2006 and have committed to perform a full testing program. We are awaiting information from the operator as to when the full testing program will be completed. If the additional testing returns positive results, this well will be tied a nearby pipeline to accommodate the natural gas production.

Palmetto Point Prospect - 12 Wells Phase - I

On February 21, 2006, we entered into an agreement (the “Agreement”) with 0743608 B.C. Ltd., (“Assignor”), a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor’s ten percent (10%) gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C. (“Griffin”), a Mississippi based exploration company. Under the terms of the Agreement, we paid the Assignor $425,000 as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program. We also entered into a Joint Operating Agreement directly with Griffin on February 24, 2006.

The Initial Drilling Program on ten (10) wells on the acquired property interest was completed by Griffin. On August 4, 2006, we paid $70,000 in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. All twelve wells have been drilled and currently 7 wells are producing, we anticipate that 3 wells will be producing and are currently waiting to be tied into the pipeline, and 2 wells were not commercially viable and were plugged and abandoned. We refer to this drilling program as Palmetto Point Phase I.  Total revenue received from these wells for the year ended December 31, 2006 was $17,485 compared with $128,785 in revenues for the year ended December 31, 2007.

In October 2007, as part of Palmetto Point Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.   This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.   The PP F-12 #2 encountered approximately 3 feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline and is currently producing oil.

Palmetto Point Prospect - 50 wells – Phase II

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells. The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in September 2006. The site of the first 20 wells is located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program was conducted by Griffin in its capacity as operator. We agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8.0% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. During the fourth quarter of fiscal 2006, we made additional payments of $300,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement. We did not incur any additional payments other than drilling costs for these prospects in 2007.

We drilled seven wells of which two have been abandoned (the Dixon #1 and the Randall #1).  Our costs attributable to these two abandoned wells was $67,523. Of the successful five wells, the Redbug #1 (CMR USA) and the Faust #1 (TEC#1) are producing and the Buffalo River #1, the Redbug #2 and the Buffalo River #2 are awaiting connection to the nearby pipeline for production. The revenue received from the CMR USA and TEC#1 wells for the year ended December 31, 2007 was $13,045.

Wordsworth Prospect

On April 10, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.  Our total costs as at December 31, 2007 was $222,649.

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contained oil reserves suitable for commercial production. In June 2006, this initial well began producing as an oil well. Revenue generated from this well for the year ended December 31, 2006 was $223,613. The revenue received from this well for the year ended December 31, 2007 was $131,213.

The second horizontal well was drilled in May 2007 at a cost of $198,152. Initial logs indicated hydrocarbon showings in an oil-bearing zone estimated to be approximately 770 feet in the horizontal section. However, due to the high water content in fluid removed from this well, the operator determined that it was not commercially productive and it was plugged and abandoned.

The operator recently recommended re-entering the second horizontal well with a view to drilling horizontally in a different direction starting at the base of the vertical portion of that well. We have elected to participate in this re-entry on the same terms and conditions as the previous wells.  We expect this well to be drilled in the second quarter of 2008. The budget of anticipated costs for each of the wells will be sent to us on an well-by-well basis and upon receipt of each budget we will determine if we will participate.

Owl Creek Prospect

On June 1, 2006, we entered into an Assignment Agreement with Brinx Resources, Ltd., (“Brinx”), a Nevada Oil & Gas Exploration Company, in order to acquire a working interest in lands and leases owned by Brinx. The purchase price of $300,000 for the assignment and options to acquire future interests has been paid in full. We paid a further $68,987 for our proportion of costs associated with the completion of the first well. The lands are located in Garvin & McClain Counties, Oklahoma and we refer to the lands as the “Owl Creek Prospect.”

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect (the “Powell #2”).  The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing of the Powell #2, this well was completed and commercial production commenced in August 2006.  Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 which was $68,987.  Initially, the Powell #2 began flowing oil and natural gas under its own pressure without the assistance of a pump.  Revenue generated from this well for the year ended December 31, 2006 was $265,062. Revenue generated from the Powell #2 for the year ended December 31, 2007 was $481,584.

As part of the Assignment Agreement, we were granted an option to earn a 20% working interest in any future wells drilled on the 1,120 acres of land, which make up the Owl Creek Prospect. Lastly, we received an option to earn a 20% working interest in any future wells to be drilled on any land of mutual interest acquired by the Owl Creek participants in and around the same area. The working interest in future wells is earned by paying 20% of the costs of drilling and completing each additional well.  Prior to drilling, we are provided an invoice for the anticipated costs of each proposed well and given the option to participate.

Based upon the positive results of the Powell #2, an additional well (the “Isbill #1-36”) was drilled and reached targeted depth in September 2006. However, test results showed that the well was not commercially viable and it was plugged and abandoned in September 2006.  Costs of $80,738 were transferred to proved reserves and subsequently depleted in accordance with our accounting policy.

In January 2007, we commenced drilling of another well (the “Isbill #2-36”). Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion. The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing. The revenue received from the Isbill #2-36 for the year ended December 31, 2007 was $141,042.

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a five well drilling program at Garvin and Murray Counties, Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program. To date, we have paid the sum of $514,619.

Three wells drilled (the "Wolf #1-7", the "Loretta #1-22" and the “Ruggles #1-15") were deemed by the operator to not be commercially viable and as such, were plugged and abandoned.  The proportionate costs associated with these abandoned wells amounted to  $244,989, which were moved to the proved properties cost pool for depletion.

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.    The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008. The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day. The Elizabeth #1-25 has been plugged and abandoned.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original Drilling Program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.  Drilling has commenced on the third well in this drilling program (the “River #1”).  This well is being drilled in the West Riverbend Prospect and we expect drilling and testing to be completed before the end of April 2008.

Market for Our Products and Services

Each oil and gas working interest that we now own and those that we may later acquire a percentage of interest in will have an operator who will be responsible for marketing production.

The availability of a ready market for oil and gas and the prices of such oil and gas depend upon a number of factors which are beyond our control. These include, among other things:

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

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, local and tribal laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2007 or 2006.

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

Pricing and Marketing Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m3/day) must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

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

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we believe we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have no employees other than our Chief Executive Officer, Mr. Douglas Bolen, and our Chief Financial Officer, Mr. Kulwant Sandher.

Item 1A.   Risk Factors

Because we have experienced operating losses since inception, it is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations.

We suffered net losses since our inception, including net losses of $2,038,370 for the year ended December 31, 2007 and $234,763 for the year ended December 31, 2006. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

If we are unable to obtain additional funding, we may be unable to expand our acquisition, exploration and production of natural oil and gas properties.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties. Our management anticipates that current cash on hand may be insufficient to fund our operations at the current level for the next twelve months. Additional capital will be required to effectively expand our operations through the acquisition and drilling of new prospects and implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct current business operations. If we are unable to obtain additional financing when sought, we will be unable to acquire additional properties and may also be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Because exploration, development and drilling efforts are subject to many risks, the operation of our wells may not be profitable or achieve our targeted returns.

Exploration, development, drilling and production activities are subject to many risks, including the risk that commercially productive reservoirs will not be discovered. We seek to acquire working interests in properties which we believe will result in projects that will add value over time. However, we cannot guarantee that all of our prospects will result in viable projects or that we will not abandon these properties. Additionally, we cannot guarantee that any undeveloped acreage we have an interest in will be profitably developed, that new wells drilled will be productive or that we will recover all or any portion of our investment in such acreage or wells. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return. Our ability to achieve our target results are dependent upon the current and future market prices for crude oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost.

Because our oil and natural gas reserve data is independently estimated, these estimates may still prove to be inaccurate.

Our reserve estimates are generated each year by an independent consultant. In conducting its evaluation, the consultant evaluates our properties and independently develops proved reserve estimates. There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including: expected reservoir characteristics based on geological, geophysical and engineering assessments;

•	future production rates based on historical performance and expected future operating and investment activities;
•	future oil and gas prices and quality and location differentials; and
•	future development and operating costs.

Although we believe the independent consultant’s reserve estimates are reasonably based on the information available to them at the time they prepare their estimates, our actual results could vary materially from these estimated quantities of proved oil and natural gas reserves (in the aggregate and for a particular location), production, revenues, taxes and development and operating expenditures. In addition, these estimates of reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and natural gas prices, operating and development costs and other factors.

Because we cannot control activities on our properties, we may experience a reduction or forfeiture of our interests in some of our non-operated projects as a result of our potential failure to fund capital expenditure requirements.

We do not operate the properties in which we have a working interest and we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our returns on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology. In addition, if we are not willing or able to fund our capital expenditures relating to such projects when required by the majority owner or operator, our interests in these projects may be reduced or forfeited.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

From time to time, in varying degrees, political developments and U.S. federal and state and Canadian federal and provincial laws and regulations affect our operations. In particular, price controls, taxes and other laws relating to the oil and natural gas industry, changes in these laws and changes in administrative regulations could affect oil and natural gas production, operations and economics. We cannot predict how agencies or courts will interpret existing laws and regulations or the effect of these adoptions and interpretations may have on our business or financial condition.

Our business is subject to laws and regulations promulgated by U.S. federal, state and local authorities and Canadian federal, provincial, and local authorities relating to the exploration for, and the development, production and marketing of, oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations.

Our operations are subject to complex U.S. federal, state and local and Canadian federal state and provincial environmental laws and regulations. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. The discharge of natural gas, oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

Because our business is subject to operating hazards, our business may be adversely affected by the occurrence of any such hazards.

Our operations are subject to risks inherent in the oil and natural gas industry, such as:

•	unexpected drilling conditions including blowouts and explosions;
•	uncontrollable flows of oil, natural gas or well fluids;
•	equipment failures, fires or accidents;
•	pollution and other environmental risks; and
•	shortages in experienced labor or shortages or delays in the delivery of equipment.

These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Our operations are also subject to a variety of operating risks such as adverse weather conditions and more extensive governmental regulation. These regulations may, in certain circumstances, impose strict liability for pollution damage or result in the interruption or termination of operations.

In the event that we are unable to successfully compete within our industry, we may not be able to achieve profitable operations.

We operate in the highly competitive areas of oil and natural gas exploration, development, acquisition and production. Factors that affect our ability to compete successfully in the marketplace include:

•	seeking to acquire desirable producing properties or new leases for future exploration;
•	the availability of funds and information relating to a property; and
•	marketing of oil and natural gas production;

Our competitors include major integrated oil companies, substantial independent energy companies, and affiliates of major interstate and intrastate pipelines and national and local natural gas gatherers, many of which possess greater financial and other resources than we do. If we are unable to successfully compete against our competitors, our business, prospects, financial condition and results of operation may be adversely affected.

Due to numerous factors beyond our control which could affect the marketability of oil and natural gas, we may experience difficulty selling any oil and natural gas.

The availability of markets and the volatility of product prices are beyond our control and represent a significant risk. The marketability of our production depends upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to generate revenue from oil and natural gas sales also depends on other factors beyond our control. These factors include:

•	the level of domestic production and imports of oil and natural gas;
•	the proximity of natural gas production to natural gas pipelines;
•	the availability of pipeline capacity;
•	the demand for oil and natural gas by utilities and other end users;
•	the availability of alternate fuel sources;
•	the effect of inclement weather, such as hurricanes;
•	state and federal regulation of oil and natural gas marketing; and
•	federal regulation of natural gas sold or transported in interstate commerce.

 If these factors were to change dramatically, our ability to generate revenues from oil and natural gas sales or obtain favorable prices for our oil and natural gas could be adversely affected.

If we are unable to successfully identify, execute or effectively integrate new prospects, our results of operations may be negatively affected.

Acquisitions of working interest in oil and gas properties have been an important element of our business, and we will continue to pursue acquisitions of new prospects in the future. In the last year, we have pursued and consummated the acquisition and drilling of new propsects that have provided us opportunities to grow our production and reserves. Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new properties may not generate revenues comparable to our existing properties, the anticipated cost efficiencies or synergies may not be realized and these properties may not be integrated successfully or operated profitably. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.

Even though we perform a due diligence reviews (including a review of title and other records) of the properties we seek to acquire that we believe is consistent with industry practices, these reviews are inherently incomplete. Even an in-depth review of records and properties may not necessarily reveal existing or potential problems or permit us to become familiar enough with the properties to assess fully their deficiencies and potential. Even when problems are identified, we may assume certain environmental and other risks and liabilities in connection with the acquired properties. The discovery of any material liabilities associated with our acquisitions could harm our results of operations. In addition, acquisitions of working interests may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

Because we presently do not carry liability or title insurance and do not plan to secure any in the future, we are vulnerable to excessive potential claims and loss of title.

We do not maintain insurance against public liability, environmental risks or title. The possibility exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business.

Because our chief executive officer does not have any significant training and/or experience in oil and natural gas exploration, development, acquisition and production, our financial success could suffer irreparable harm as a result of their decisions and choices.

Mr. Douglas Bolen, our chief executive officer, does not have any significant training or experience with oil and natural gas exploration, development, acquisition and production. With no direct training or experience in these areas, our chief executive officer may not be fully aware of many of the specific requirements related to working within this industry. Our management’s decisions and choices may fail to take into account standard engineering or managerial approaches oil and gas companies commonly utilize. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

Because our executive officers do not  provide services on a full-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Bolen, our chief executive officer, and Mr. Sandher, our chief financial officer, do not provide services to us on a full-time basis. We do not maintain key man life insurance policies for our executive officers. Currently, we do not have any employees other than our executive officers. If the demands of our business require the full business time of Messrs. Bolen and Sandher, it is possible that Messrs. Bolen and/or Sandher may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

Because our directors and officers may serve as directors or officers of other companies, they may have a conflict of interest in making decisions for our business.

Our directors and officers may serve as directors or officers of other companies or have significant shareholdings in other oil and gas companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors and officers may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  In the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms.  In determining whether or not we will participate in a particular program and the interest therein to be acquired by us, our directors will primarily consider the degree of risk to which we may be exposed and our financial position at that time.

Because our auditor has raised substantial doubt about our ability to continue as a going concern, our business has a high risk of failure.

As noted in our financial statements, we have only recently commenced operations. The audit report of Telford Sadovnick, P.L.L.C., Certified Public Accountants issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

Because our common stock is quoted on the over-the-counter bulletin board administered by the NASD and is subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on the over-the-counter bulletin board administered by the NASD). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

December 31,
	2007		2006		2005
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved Producing & Non-Producing Reserves	79,873	165,638	43,496	32,721	Nil	2,443
Estimated future net cash flows from proved oil and gas reserves	$6,808,750		$795,203		$11,143
Present value of net cash flows from proved oil and gas reserves	$4,688,087		$611,152		$9,823

Production

Production Data	Year ended December 31,
	2007	2006	2005
Production -
Oil (Bbls)	11,514	29,280	Nil
Gas (Mcf)	18,304	3,797	866
Average Sales Price -
Oil (Bbls)	$64.00	$58.00	Nil
Gas (Mcf)	$6.00	$4.60	$9.20
Average Production Costs per Mcf	$2.00	$2.50	$6.82

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2007:

	Producing Wells [3]				Developed Acreage
	Oil		Gas
	Gross [1]	Net [2]	Gross [1]	Net [2]	Gross [1]	Net [2]
Glenn County, California (Liberty Valence)	0	0	0	0	0	0
Alberta, Canada (Todd Creek)	Nil	Nil	Nil	Nil	Nil	Nil
Alberta, Canada (Hillspring)	Nil	Nil	Nil	Nil	Nil	Nil
Palmetto Point, Mississippi (Palmetto)	2	0.17	8	0.67	1,273	127
Saskatchewan, Canada (Wordsworth)	1	0.075	Nil	Nil	160	12
Ranken 2006-03 Drilling Program	1	0.10	1	0.10	340	34
Ranken 2007-01 Drilling Program	Nil	Nil	1	0.2	300	60
Garvin & McClain Counties, Oklahoma (Owl Creek)	2	0.31	2	0.31	320	64

[1]	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
[2]
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

[3]	Productive wells are producing wells and wells capable of production.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2007:

		Undeveloped Acreage [1] as of December 31, 2007
	Gross	Net
Glenn County, California (Liberty Valence)	0	0
Alberta, Canada (Todd Creek)	Nil	Nil
Alberta, Canada (Hillspring)	Nil	Nil
Alberta, Canada (Strachan)	Nil	Nil
Palmetto Point, Mississippi (Palmetto) – Phase I & II	300,000	30,000
Saskatchewan, Canada (Wordsworth)	4,800	720
Ranken 2006 – 03 Drilling Program	820	80
Ranken 2007 – 01 Drilling Program	420	200
Garvin & McClain Counties, Oklahoma (Owl Creek)	7,360	896

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

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive [1]	Dry [2]	Productive [1]	Dry [2]
Glenn County, California (Liberty Valence)
2007	0	0	0	0
2006	0	0	0	0
2005	0	0	0	0
Alberta, Canada (Todd Creek)
2007	0	0	0	0
2006	0.20	0	0	0
2004	0.20	0	0	0
Alberta, Canada (Hillspring)
2007	0	0	0	0
2006	0	0	0	0
2005	0	0	0	0
Solano County, California (Cache Slough) [3]
2007	0	0	0	0
2006	0	0	0	0
2005	0.125	0	0	0
Alberta, Canada (Strachan)
2007	0	0	0	0
2006	0	0	0	0
2005 [4]	0	0	0	0
Palmetto Point, Mississippi (Palmetto)
2007	1.17	1.22	0	0
2006	1.44	0.36	0	0
2005	0	0	0	0
Saskatchewan, Canada (Wordsworth)
2007	0.075	0.075	0	0
2006	0.075	0	0	0
2005	0	0	0	0
Ranken 2006-3 Drilling Program
2007	0.20	0.40	0	0
2006	0	0	0	0
2005	0	0	0	0
Ranken 2007-1 Drilling Program
2007	0.20	0.20	0	0
2006	0	0	0	0
2005	0	0	0	0

Garvin & McClain Counties, Oklahoma (Owl Creek)
2007	0.20	0	0.20	0
2006	0.20	0	0.20	0.20
2005	0	0	0	0
Totals	1.85	1.90	0.20	0

[1]	A productive well is an exploratory or development well that is not a dry well.

[2]	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
[3]	In November 2006, we assigned all of our interest in the Cache Slough Prospect in exchange for $1,500,000.
[4]	A well was drilled in 2005, but testing of this well has not been completed. As a result, it is uncertain at this time whether this well will be productive or not.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

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

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	1.28	0.71
June 30, 2007	0.94	0.5
September 30, 2007	0.565	0.155
December 31, 2007	0.59	0.21
Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	4.125	1.02
June 30, 2006	2.08	0.90
September 30, 2006	1.68	1.03
December 31, 2006	1.24	0.60

Holders of Our Common Stock

As of January 31, 2008, we had approximately 10,000 stockholders, of which eighty-seven (87) are holders of record of our common stock and the balance hold shares in street name.

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

Recent Sales of Unregistered Securities

There were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2007.

Equity Compensation Plans as of December 31, 2007
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	315,000	$0.53	5,249,512
Total	315,000	$0.53	5,249,512

On January 3, 2005, we adopted the 2005 Stock Incentive Plan, which provides for the grant of stock options to our employees, officers, directors and consultants. We registered the shares of our common stock issuable under the 2005 Stock Incentive Plan and reserved these shares for the granting of options and rights.

  Item 6.    Management’s Discussion and Analysis

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words "believe," "expect," anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are prediction of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore,  actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, the business plan, operations, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.

Results of Operations for the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, our revenues generated from natural gas and oil sales increased to $913,808 from revenues of $517,000 for the year ended December 31, 2006 an increase of 77%. Prior to the three months ended June 30, 2006, our Liberty Valance well was our only producing property. The increase in revenue is attributable to revenues received from the Wordsworth, Owl Creek and Palmetto prospects.  In particular, the additional wells commenced production in the first quarter of 2007 from Owl Creek and in the third quarter from Palmetto.

We incurred costs and expenses in the amount of $3,185,239for the year ended December 31, 2007, compared to costs and expenses of $1,876,972 for the prior year, an increase of 70%. The increase in expenses was caused by:

1.
Natural gas and oil operating costs increased to $199,062 from $101,281 for the prior year, an increase of 97%, as additional wells produced hydrocarbons and the wells were in production for 12 months as opposed to 3 months for the prior year;

2.
General and administrative costs increased to $1,375,933 from $696,414 in the prior year, an increase of 98%.  The increase in administrative costs was caused by an increase in stock based compensation expense of $680,397 (December 31, 2006: $195,719) resulting from issuances of stock options and common shares and foreign exchange losses increased to $184,136 (December 31, 2006: $1,663) as the Canadian dollar strengthened against the US Dollar;

3.
Depreciation and depletion expense increased to $667,513 from $467,899 in 2006, an increase of 43%, as production depleted the wells for 12 months and additional uneconomic wells were moved to the proved pool for depletion; and

4.
Impairment of natural gas and oil properties expense increased to $936,584 from $611,378 in 2006, as increase of 53%, as costs associated with our working interests in Todd Creek and Hillsprings were impaired due to our evaluation that the costs associated with these prospects are highly unlikely to be recovered.

The Net Operating Loss for the year was $(2,271,431) (December 31, 2006: $(298,813) due to the costs as explained above.

We reported other income of $37,052 for the year ended December 31, 2007 compared to other income of $64,050 in the year ended December 31, 2006. Other income during the year ended December 31, 2006 consisted of $24,117 in interest income and $39,933 relating to the settlement of debt on a promissory note, while interest received during the year ended December 31, 2007 amounted to $37,052.

Net loss for the year ended December 31, 2007 was $(2,249,959), compared to a net loss of $(234,763) for the year ended December 31, 2006.

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

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $487,493 and total current liabilities in the amount of $166,217. As a result, we had working capital of $321,276 as of December 31, 2007.

The revenue we currently generate from natural gas and oil sales exceeds our operating expenses. However, we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities for the year ended December 31, 2008. During the year ended December 31, 2007, we received $45,000 from financing activities involving share issuances.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties. Our management also anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months. Additional capital will be required to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy. It is uncertain whether we will be able to obtain financing when sought or obtain it on terms acceptable to us.  If we are unable to obtain additional financing, the full implementation of our ability to expand our operations will be impaired.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Operating activities used $90,830 in cash for the year ended December 31, 2006 (December 31, 2006: $(192,494)). Our net loss of $2,249,959 was the primary component of our negative operating cash flow. Investing activities during the year ended December 31, 2007 primarily consisted of $1,550,822 for the purchase or natural gas and oil properties (December 31, 2006: $2,104,248). Cash flows provided by financing activities during the year ended December 31, 2007 primarily consisted of $45,000 related to the issuance of common stock.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the year ended December 31, 2007 are as follows:

•	Revenue received as a result of royalties from natural gas and oil producing properties;
•	Property acquisition costs; and
•	Financing from the issuance of common stock.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $3,357,936 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurances can be offering in this regard. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

We use the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed our entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds our share of the remaining estimated proved natural gas reserves for a given property, we record a liability. At December 31, 2007 and 2006, we had no overproduced imbalances.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheet as of December 31, 2007 and 2006
F-4	Consolidated Statements of Operations – Years Ended December 31, 2007 and December 31, 2006 and Cumulative period from inception January 9, 2001 to December 31, 2007
F-5	Consolidated Statement of Stockholders’ Equity (Deficiency) and from inception January 9, 2001 to December 31, 2007
F-6	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006 and Cumulative period from inception January 9, 2001 to December 31, 2007
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Delta Oil & Gas, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2007, the related consolidated statements of operations,  changes in stockholders’ equity and cash flows for the year then ended, and for the period from inception on January 9, 2001 through to December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. (A Development Stage Company) as at December 31, 2007, and the results of its operations and its cash flows for the year then ended, and for the period from inception on January 9, 2001 through to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ STS PARTNERS LLP
STS PARTNERS LLP
CHARTERED ACCOUNTANTS

Vancouver, British Columbia
April 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Delta Oil & Gas, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2006, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and for the period from inception on January 9, 2001 to December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. (a Development Stage Company) as at December 31, 2006 and the results of its operations and its cash flows for the year then ended, and for the period from inception on January 9, 2001 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TELFORD SADOVNICK, P.L.L.C.
TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
March 23, 2007

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)
(Audited)
	December 31	December 31,
	2007	2006
ASSETS

Current
Cash and cash equivalents	$71,115	$1,668,758
GIC receivable	236,112	$-
Accounts receivable	153,990	88,451
Franchise tax prepaid	6,912	-
Prepaid expenses	19,364	1,611

	487,493	1,758,820

Natural Gas And Oil Properties
Proved property	1,432,776	853,352
Unproved property	1,368,260	1,816,007

	2,801,036	2,669,359

Other Equipment
Computer equipment	4,483	3,492
Less: accumulated depreciation	(3,351)	(2,655)

	1,132	837

	$3,289,661	$4,429,016

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$166,217	$39,526

Long Term
Asset retirement obligation	111,803	40,635

	278,020	80,161

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 45,940,506 and 45,070,406 shares issued
and outstanding, respectively	45,941	45,071
Additional paid-in capital	6,136,288	5,411,761

Cumulative other comprehensive income	187,348	-

Deficit accumulated during the development stage	(3,357,936)	(1,107,977)

	3,011,641	4,348,855

	$3,289,661	$4,429,016

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)
(Audited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	YEAR ENDED		TO
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007
Revenue

Natural gas and oil sales	$913,808	$517,000	$1,524,938
Gain on sale of oil property	-	1,061,159	1,061,159

	913,808	1,578,159	2,586,097
Costs And Expenses

Natural gas and oil operating costs	199,062	101,281	335,112
General and administrative	1,375,933	696,414	2,783,125
Accretion	4,876	-	4,876
Depreciation and depletion	667,513	467,899	1,173,016
Impairment of natural gas and oil properties	936,584	611,378	1,613,465
Dry well costs written off	1,271	-	119,961

	3,185,239	1,876,972	6,029,555

Net Operating Loss	(2,271,431)	(298,813)	(3,443,458)

Other Income

Forgiveness of debt	-	39,933	39,933
Interest income	37,052	24,117	61,169

	37,052	64,050	101,102

Loss before income taxes	$(2,234,379)	$(234,763)	$(3,342,356)

Income taxes	15,580	-	15,580

Net Loss	$(2,249,959)	$(234,763)	$(3,357,936)

Basic And Diluted Loss Per Common Share	$(0.05)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	45,705,191	44,823,126

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
PERIOD FROM INCEPTION, JANUARY 9, 2001, TO DECEMBER 31, 2007
(Stated in U.S. Dollars)
(Audited)
						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	42,097

Comprehensive (loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	(2,249,959)
Comprehensive (loss)								(2,062,611)

Balance, December 31, 2007	45,940,506	$45,941	$6,136,288	$-	$-	$(3,357,936)	$187,348	$3,011,641

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)
(Audited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	YEAR ENDED		TO
	DECEMBER 31,		DECEMBER 31,
	2007	2006	2007
Cash Flows From Operating Activities:

Net (loss) for the year	$(2,249,959)	$(234,763)	$(3,357,936)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of property	-	(1,061,159)	(1,061,159)
Accretion	4,876	-	4,876
Depreciation and depletion	667,513	467,899	1,173,016
Impairment of natural gas and oil properties	936,584	611,378	1,613,465
Dry well costs written off	1,271	-	119,961
Stock-based compensation expense	42,097	195,719	608,083
Shares issued to President & CEO for servicess rendered	460,000	-	460,000
Shares issued to CFO for services rendered	137,500	-	137,500
Shares issued to Investor Relations Services Inc for services rendered	40,800	-	40,800
Realized foreign exchange loss	184,136	-	184,136
Changes in operating assets and liabilities:
GIC	(236,112)	-	(236,112)
Accounts receivable	(65,539)	(78,383)	(153,990)
Accounts payable and accrued liabilities	10,668	(53,792)	50,194
Promissory note payable	-	(39,397)	-
Tax Prepaid	(6,912)	-	(6,912)
Prepaid expenses	(17,753)	4	(19,365)

Net Cash Generated/(Used) in Operating Activities	(90,830)	(192,494)	(443,443)

Cash Flows From Investing Activities:

Purchase of other equipment	(991)	-	(4,483)
Sale proceeds of natural gas and oil working interests	-	1,500,000	1,500,000
Investment in natural gas and oil working interests	(1,550,822)	(2,104,248)	(5,916,807)

Net Cash Used in Investing Activities	(1,551,813)	(604,248)	(4,421,290)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	45,000	2,106,496	4,935,847
Shares subscriptions receivable	-	16,000	-

Net Cash Provided by Financing Activities	45,000	2,122,496	4,935,847

Net Increase/(Decrease) In Cash And Cash Equivalents	(1,597,643)	1,325,754	71,115

Cash And Cash Equivalents At Beginning Of Year
(Excess Of Deposits Over Checks Issued)	1,668,758	343,004	-

Cash And Cash Equivalents At End Of Year	$71,115	$1,668,758	$71,115

Supplemental Disclosures of Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his	$460,000	-	$460,000
compensation package

250,000 shares issued to the CFO for services rendered	$137,500	-	$137,500

60,000 shares issued to Investor Relations Services Inc., for
services rendered.	$40,800	-	$40,800

Supplemental Disclosures of Non-Cash Transactions

Income taxes paid	$6,109	-	$10,270

Investment in natural gas and oil working interests included in accounts payable	$116,023	-	$116,023

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,357,936 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc.  All significant inter-company balances and transactions have been eliminated.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At December 31, 2007 and 2006, the Company had no overproduced imbalances.

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

h)    GIC Receivable

GIC Receivable is non-redeemable until April 24, 2008 and bears an interest rate of 3.80%.

i)      Environmental Protection and Reclamation Costs

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

j)      Foreign Currency Translation

United States funds are considered the Company’s functional currency.  Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction date.  Monetary assets and liabilities are adjusted at each balance sheet date to reflect exchange rates prevailing at that date, and non-monetary assets and liabilities are translated at the historical rate of exchange.  Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each year-end are included in other comprehensive income.

k)     Other Equipment

Computer equipment is stated at cost.  Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)     Impairment of Long-Lived Assets

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

m)    Loss Per Share

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

n)     Income Taxes

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

o)     Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, GIC receivable, accounts receivable, franchise tax prepaid and accounts payable and accrued liabilities.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximated to their carrying values.

p)    Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statement of Operations.

q)    Stock-Based Compensation

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

3.        RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  This statement is effective beginning January 1, 2008 and the Company is evaluating this pronouncement.

On December 4, 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

4.        NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2006	Addition	Depletion for the Year	Impairment	December 31, 2007
USA properties	$495,115	$1,174,280	$(432,428)	$(39,337)	$1,197,630
Canada properties	358,237	1,008,545	(234,389)	(897,247)	235,146
Total	$853,352	$2,182,825	$(666,817)	$(936,584)	$1,432,776

a) Proved Properties - Descriptions
Properties in U.S.A.
i.	Liberty Valance, California, USA

In February 2001, the Company acquired a 8.9% working interest in a gas well located in California at a cost of $90,000.  The well commenced production in February 2001 following a redrill.

On January 1, 2007, the Company assigned all of its right, title and interest to Lario Oil & Gas.  Lario Oil & Gas agreed to assume all costs and liability associated with the plugging and abandonment of the well.

ii.	Owl Creek Prospect, Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell#2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2.  In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl creek participating partners.  As of December 31, 2007, the cost to the Company for this assignment was $392,802.

In July 2006, the Company also elected to participate in Isbill #1-36, which was abandoned during the year.  Its costs amounted to $80,738 was moved to the proven cost pool for depletion.

In January 2007, the Company elected to participate in Isbill #2-36 well.  The Company paid $187,559 for its 20% of working interest.  Isbill #2-36 started production from April 2007.  On December 31, 2007, the Company expended $191,185 on Isbill #2-36.

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.  In September 2007, Wolf#1-7 was abandoned. Its costs amount to $68,118 was moved to the proven cost pool for depletion.  In October 2007, Ruggles #1-15 was also abandoned and the cost of $84,328 was moved to the proven cost pool for depletion.

In October 2007, the Company elected to participate in Powell #3-25 and paid $112,319 for the estimated drilling costs.  Powell #3-25 was abandoned on November 9, 2007.  Its costs amounted to $81,998 was moved to the proven cost pool for depletion.  The unused estimated drilling costs were applied to operating costs of other wells.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

4.        NATURAL GAS AND OIL PROPERTIES (Continued)

a)    Proved Properties -  Descriptions

Properties in U.S.A.

iii.   Palmetto Point Prospect, Mississippi, USA

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

As of December 31, 2007, eight wells were found to be proved wells, and two wells, PP F-7 and PP F-121 were abandoned due to no apparent gas or oil shows present.  The costs of abandon properties were added to the capitalized cost in determination of the depletion expense.
On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.  As of December 31, 2007, both wells were found to be proved wells.
On October 10, 2007, the Company elected to participate in the drilling of PP F-12 and PP F-12-3 in Mississippi operated by Griffin & Griffin Exploration.  The Company’s 10% of the estimated drilling costs was $88,783. PP F-12 started production from October 2007, and PP F-12-3 started production from November 2007.

iv.        Mississippi II, Mississippi, USA

In August 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.  In January 2007, the well CMR USA 39-14 was found to be proved.  The cost of $35,126 was added to the proven cost pool.  Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proven cost pool for depletion.  Randall#1 was abandoned in June 2007, its costs amounted to $26,918 was moved to the proven cost pool for depletion.  BR F-24 was abandoned and its cost amounted to $41,999 was moved to the proven cost pool for depletion.  Faust #1, USA 1-37 and BR F-33 were found to be proven and the total cost of $129,360 was added to the proven cost pool.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

4.        NATURAL GAS AND OIL PROPERTIES (Continued)

a)  Proved Properties -  Descriptions

Properties in U.S.A.

v.    Mississippi III, Mississippi, USA

During August to December 2007, five additional wells, PP F-90, PP F-100, PP F-111, PP F-6A, and PP F-83 were drilled in the area.  These wells were abandoned due to modest gas shows and a total drilling cost of $110,729 was added to the capitalized costs in determination of depletion expense.

Properties in Canada

vi.  Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at December 31, 2007, the Company had advanced $222,649 as its share of the costs in this Agreement.  Currently there is one producing well on this prospect.

             vii. Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263.  One of the well 13-28-9-2W5M has production since October 2006.

The Company paid $314,959 (CDN$352,376) on October 27, 2006 for well 13-33-8-2W5M.  It was abandoned and the cost was moved to the proved properties cost pool for depletion.  During the year ended of December 31, 2007, the remaining wells at Todd Creek were abandoned and the cost was moved to proven cost pool for depletion.

          viii.    Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.   During the year ended of December 31, 2007, it was abandoned and the cost was moved to proven cost pool for depletion.

b)  Unproved Properties

Properties	December 31, 2006	Addition	Cost added to capitalized cost	December 31, 2007
USA properties	$497,500	$1,380,593	$(1,096,647)	$781,446
Canada properties	1,318,507	257,880	(989,573)	586,814
Total	$1,816,007	$1,638,473	$(2,086,220)	$1,368,260

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (Continued)

    b)  Unproved Properties -  Descriptions

  Properties in U.S.A.

i.  Owl Creek Prospect, Oklahoma, USA

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

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  On December 12, 2007, estimated drilling costs of $116,023 for Pollack #1-35 was accrued and paid subsequent to the year end.

ii.    Mississippi II, Mississippi, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.

Properties in Canada

  iii.   Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada.  In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.  As at December 31, 2007, the Company has advanced $388,662 as its share of the costs in the Leduc formation property

    iv.   Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at December 31, 2007, the Company had expended $198,152 of the well 3B9-23/3A11.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

b)    Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect.  It relies on the operator’s ability and expertise in the industry to successfully market the same.  Prices at which the operator sells gas/oil both in intrastate and interstate commerce; will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator.  The Company and the operator believe any oil produced can be readily sold to a number of buyers.

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

6.        INCOME TAXES PAYABLE

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, tax credit carry-forwards, and for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006
Loss before income taxes	$(2,234,379)	$(275,398)
Income tax recovery at 34% (estimated)	759,689	93,635
Unrecognized benefit of operating loss carry forwards	(759,689)	(93,635)
Franchise tax	15,580	-
	15,580	-

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

6.            INCOME TAXES PAYABLE (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
Operating loss carry forwards	$3,248,398	$1,148,612
Natural gas and oil properties	2,578,086	2,443,494
	5,826,484	3,592,106
Statutory tax rate	34%	34%
Deferred income tax asset	1,981,005	1,221,316
Valuation allowance	(1,981,005)	(1,221,316)
Net deferred tax assets	$-	$-

The Company has approximately $3,248,398 (2006 - $1,148,612) of operating loss carry forwards which expire beginning in 2025.  The Company has natural gas and oil properties available to further reduce taxable income of $2,578,086.

The company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

7.             ASSET RETIREMENT OBLIGATIONS

The ARO is calculated using the 5% value of proved properties as at December 31, 2007.  Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells. The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the year ended December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Balance, beginning of year	$40,635	$-
Liabilities assumed	66,292	40,635
Accretion expense	4,876	-
Balance, end of year	$111,803	$40,635

8.             SHARE CAPITAL

i.	Common Stock

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
DECEMBER 31, 2007
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (Continued)

On January 23, 2007, the Company issued 60,000 common shares for exercise of stock options at $0.75 per share.

On March 1, 2007, the Company issued 500,000 common shares to the President and CEO as part of his compensation package.  The price of the share as of March 1, 2007 was $0.92.

On May 1, 2007, the Company issued 60,000 common shares to Investor Relations Services, Inc. as part of the investor relation services and consulting agreement.  The price of the share as of May 1, 2007 was $0.68.

On July 8, 2007, the Company issued 250,000 common shares to its Chief Financial Officer as part of his services rendered and in lieu of cancellation of stock options.  The price of the share was $0.55.  It was the average of the share price of July 6 and July 9, 2007.

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2007 (December 31, 2006 - $Nil).

  ii.   Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $42,097 was recorded during the year ended December 31, 2007 (December 31, 2006 – $195,719) related to options granted during the year ended December 31, 2007 and 2006.  The changes in stock options are as follows:
	Number	Weighted average exercise price
Balance outstanding, December 31, 2006 Granted Cancelled Exercised Balance outstanding, December 31, 2007	300,000 300,000 (300,000) (60,000)	$ 0.95 0.75 (0.75) (0.75)
	240,000	$ 0.75

	Number	Weighted average exercise price
Balance outstanding, December 31, 2005 Granted Exercised Balance outstanding, December 31, 2006	330,000 300,000 (330,000)	$ 0.95 0.95 (0.95)
	300,000	$ 0.95

The weighted average assumptions used in calculating the fair value of stock options granted and vested during the year ended December 31, 2007 and 2006, using the Black-Scholes option pricing model are as follows:

	December 31, 2007	December 31, 2006
Risk-fee interest rate	3.77%	3.77%
Expected life of the option	3 years	1 year
Expected volatility	69.03%	288.99%
Expected dividend yield	-	-

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

  8.            SHARE CAPITAL (Continued)

The following table summarized information about the stock options outstanding as at December 31, 2007:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$ 0.75	240,000	1.22	240,000

  iii.     Common Stock Share Purchase Warrants

As at December 31, 2007, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

9.        RELATED PARTIES

During the year ended December 31, 2007, the Company paid $ nil (2006 - $5,290) for management fees and $122,814 for consulting fees to Companies controlled by directors and officers (2006 - $39,672) of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 1, 2007, the Company issued to Douglas Bolen 500,000 shares of common stock in consideration for services rendered pursuant to the consulting agreement with Last Mountain Management, Inc. (“LMM”).  Douglas Bolen, Chief Executive Officer of the Company, is the sole shareholder, officer, and director of LMM. The price of the share as of March 1, 2007 was $0.92.  Total cost of $460,000 was included in the general and administration expense.  On July 8, 2007, the Company issued to Kulwant Sandher 250,000 shares of common stock in consideration for services rendered as Chief Financial Officer as well as in consideration for cancelling options previously granted.  The price of the share as of July 8, 2007 was $0.55.  The cost is $137,500, which was recorded in the compensation expense for shares granted and was included in the general and administration expense.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

10.      COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

11.      COMMITMENT AND CONTRACTURAL OBLIGATIONS

A lease agreement for the Vancouver, Canada office commenced June 1, 2007 and terminates on May 31, 2008.  The lease agreement provides a fixed rental fee of $1,365 per month plus additional charges for services supplied by the landlord or incurred on behalf of the Company in the previous month.

On March 1, 2005, the Company also rented an office in Calgary, Canada on a month to month basis for $293 per month.

12.      SEGMENTED INFORMATION

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified only one operating segment, which is the exploration and production of oil and natural gas.  All of the Company’s oil and gas properties are located in the United States and Canada (refer to note 4), and all revenues are attributable to United States and Canada as follows:

	December 31, 2007	December 31, 2006
Country
United States	$764,507	$502,385
Canada	149,301	14,615
Total Revenue	$913,808	$517,000

Assets
United States	$2,140,338	$2,373,131
Canada	1,149,323	2,055,885
Total Assets	$3,289,661	$4,429,016

Liabilities
United States	$216,629	$51,456
Canada	61,391	28,705
Total Liabilities	$278,020	$80,161

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.   Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.  Management reviewed the results of its assessment with our board of directors.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Item 8B.  Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Douglas N. Bolen	42	President, Chief Executive Officer, Principal Executive Officer & Director
Kulwant Sandher	46	Chief Financial Officer and Principal Financial Officer

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

Involvement in Certain Legal Proceedings

Other than as set forth below and to the best of our knowledge, during the past five years, none of the following  occurred with  respect to a present director,  person nominated to become director, executive officer, or  control person:  (1)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding (excluding  traffic  violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or  vacated, of  any court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

From May 2004 to March 2006, Mr. Sandher served as Chief Operating Officer and Chief Financial Officer of Marketrend Interactive Inc.  In September 2007, Marketrend Interactive Inc. was forced into involuntary dissolution and a receiver was appointed.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time and will retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Colorado Revised Statutes and our articles of incorporation and our bylaws.

Pursuant to our articles of incorporation and our bylaws, we may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, (other than an action by or in the right of us) by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the company or is or was serving at the request of us as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorney fees), judgments, fines, and amounts paid in settlement actually and reasonably believed to be in our best interests and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, or conviction or upon a pleas of nolo contenders or its equivalent shall not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in our best interests and, with respect to any criminal action or proceeding, had reasonable cause to believe his conduct was unlawful.

Our articles of incorporation and bylaws also provide that we may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of our company or procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of our company or is or was serving at our request as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in our best interests: but no indemnification shall be made in respect to any claim, issue, or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of his duty to us unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

To the extent that a director, officer, employee, fiduciary or agent of a corporation has been successful on the merits in defense of any action, suit, or proceeding referred to in the preceding two paragraphs or in defense of any claim, issue, or matter therein, he shall be indemnified against expenses (including attorney fees) actually and reasonably incurred by him in connection therewith.

The indemnification provided by the provisions described in this section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under our articles of incorporation, the bylaws, agreements, vote of the shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs and personal representatives of such a person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Douglas N. Bolen CEO, Former CFO, & Director	3	8	0
Kulwant Sandher CFO & Director	1	2	0

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

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Bolen (1) CEO & Former CFO	2007 2006	66,000 52,649	- -	460,000 -	- -	- -	- -	- -	526,000 52,649
Kulwant Sandher CFO	2007 2006	66,000 -	- -	137,500 -	- -	- -	- -	- -	203,500 -

(1)	Mr. Bolen resigned as our Chief Financial Officer and Principal Financial Officer on January 18, 2007, but continues to serve as our Chief Executive Officer and as a member of our board of directors.

Narrative Disclosure to the Summary Compensation Table

We did not directly compensate Douglas Bolen, our Chief Executive Officer, during the fiscal years ended December 31, 2007 and 2006. Mr. Bolen received remuneration for services rendered during the fiscal years ended December 31, 2007 and 2006 indirectly through compensation paid to a company under his exclusive control.

On March 1, 2006, we entered into a Consulting Agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us. Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. The Consulting Agreement is effective for a period of one (1) year commencing March 1, 2006 and we have a right to cancellation anytime within any six month term. Under the terms of the Consulting Agreement, LMM is paid monthly compensation of $7,000 Canadian dollars plus applicable Canadian Good and Services Tax. The total monthly compensation paid to LMM during the fiscal year ended December 31, 2006 was $52,649. The total monthly compensation paid to LMM during the fiscal year ended December 31, 2007 was $66,000.  This compensation is included in the summary compensation table above in “All Other Compensation.” Upon execution of the Consulting Agreement, LMM was issued 500,000 shares of our common stock. The aggregate fair value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “All Other Compensation.”

We did not grant any stock options to Mr. Bolen during the years ended December 31, 2007 or 2006.

On January 18, 2007, we appointed Kulwant Sandher to serve as our Chief Financial Officer and Principal Financial Officer. In connection with his appointment, we granted Mr. Sandher options to purchase 300,000 shares of our common stock at the exercise price of $0.75 per share with an expiration date of January 17, 2010.  On July 8, 2007, we cancelled all of the options previously granted to Mr. Sandher and, in consideration for the cancellation of these options and in compensation for Mr. Sandher’s services rendered to us as Chief Financial Officer to date, we granted him 250,000 shares of our common stock, all of which are considered by our Board of Directors to be fully paid and non assessable upon issuance.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Douglas Bolen	-	-	-	-	-	-	-	-	-
Kulwant Sandher	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Bolen	-	-	-	-	-	-	-
Kulwant Sandher	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The total compensation paid to Mr. Bolen and LMM, a company under the exclusive control of Mr. Bolen, under the Consulting Agreement entered into on March 1, 2006 is described in the narrative disclosure to the summary compensation table above. Mr. Bolen did not receive any compensation for services rendered as a member of the board of directors for the fiscal years ended December 31, 2007 and 2006.

Mr. Sandher did not receive any compensation for services rendered as a member of the board of directors for the fiscal year ended December 31, 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 45,940,506 shares of common stock issued and outstanding on January 31, 2008. Except as otherwise indicated, the address of each person named in this table is c/o Delta Oil & Gas, Inc., 2600 144 4th Avenue, S.W., Calgary, Alberta Canada T2P 3N4.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Douglas N. Bolen	930,000 shares	2.02%
Common	Kulwant Sandher	151,710 shares	0.3%
Total of All Directors and Executive Officers:		1,081,710 shares	2.35%
More Than 5% Beneficial Owners:
Common	None

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

On March 1, 2006, we entered into a Consulting Agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us. Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM. The Consulting Agreement is effective for a period of one (1) year commencing March 1, 2006 and we have a right to cancellation anytime within any six month term. Under the terms of the Consulting Agreement, LMM is paid monthly compensation of $5,000 plus applicable Canadian Good and Services Tax. Following the execution of the Consulting Agreement, LMM was issued 500,000 shares of our common stock.

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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $25,000 and $17,650 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $Nil and $3,248 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

By: /s/ Douglas Bolen	By: /s/ Kulwant Sandher
Douglas N. Bolen	Kulwant Sandher
Chief Executive Officer	Chief Financial Officer
April 14, 2008	April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Douglas N. Bolen	By: /s/ Kulwant Sandher
Douglas N. Bolen	Kulwant Sandher
Director	Director
April 14, 2008	April 14, 2008