Form 10QSB
period 2008-03-31
DELTA OIL & GAS INC
filed 2008-05-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52001

Delta Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 144 4th Ave S.W., Calgary, Alberta, Canada T2P 3N4
(Address of principal executive offices)

866-355-3644
(Registrant’s telephone number, including area code)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  45,940,506 common shares as of March 31, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2008;
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and from inception on January 9, 2001 to March 31, 2008;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and from inception on January 9, 2001 to March 31, 2008;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to March 31, 2008;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)
(Audited)
	March 31	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$162,458	$71,115
GIC receivable	-	236,112
Accounts receivable	142,830	153,990
Franchise tax prepaid	6,912	6,912
Prepaid expenses	17,871	19,364

	330,071	487,493

Natural Gas And Oil Properties
Proved property	2,060,871	1,432,776
Unproved property	503,091	1,368,260

	2,563,962	2,801,036

Other Equipment
Computer equipment	4,483	4,483
Less: accumulated depreciation	(3,603)	(3,351)

	880	1,132

	$2,894,913	$3,289,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$25,598	$166,217
Loan payable	90,000	-

	115,598	166,217
Long Term
Asset retirement obligation	115,157	111,803

	230,755	278,020

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 45,940,506 shares issued and outstanding
	45,941	45,941
Additional paid-in capital	6,136,288	6,136,288

Cumulative other comprehensive income	177,182	187,348

Deficit accumulated during the development stage	(3,695,253)	(3,357,936)

	2,664,158	3,011,641

	$2,894,913	$3,289,661

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	THREE MONTHS ENDED		TO
	MARCH 31,		MARCH 31,
	2008	2007	2008
Revenue

Natural gas and oil sales	$277,290	$147,504	$1,802,228
Gain on sale of oil property	-	-	1,061,159

	277,290	147,504	2,863,387
Costs And Expenses

Natural gas and oil operating costs	63,405	35,744	398,517
General and administrative	86,293	619,423	2,869,418
Accretion	3,354	-	8,230
Depreciation and depletion	98,437	133,979	1,271,453
Impairment of natural gas and oil properties	363,370	-	1,976,835
Dry well costs written off	-	-	119,961

	614,859	789,146	6,644,414

Net Operating Loss	(337,569)	(641,642)	(3,781,027)

Other Income

Forgiveness of debt	-	-	39,933
Interest income	252	10,739	61,421

	252	10,739	101,354

Loss before income taxes	$(337,317)	$(630,903)	$(3,679,673)

Income taxes	-	-	15,580

Net Loss	$(337,317)	$(630,903)	$(3,695,253)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	45,705,191	45,281,839

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	THREE MONTHS ENDED		TO
	MARCH 31,		MARCH 31,
	2008	2007	2008
Cash Flows From Operating Activities:

Net (loss) for the period	$(337,317)	$(630,903)	$(3,695,253)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of property	-	-	(1,061,159)
Accretion	3,354	-	8,230
Depreciation and depletion	98,437	133,979	1,271,453
Impairment of natural gas and oil properties	363,370	-	1,976,835
Dry well costs written off	-	-	119,961
Stock-based compensation expense	-	527,507	608,083
Shares issued to President & CEO for servicess rendered	-	-	460,000
Shares issued to CFO for services rendered	-	-	137,500
Shares issued to Investor Relations Services Inc for services rendered	-	-	40,800
Realized foreign exchange loss	-	-	184,136
Changes in operating assets and liabilities:
GIC	236,112	-	-
Accounts receivable	11,160	19,946	(142,830)
Accounts payable and accrued liabilities	(140,619)	(38,518)	(90,425)
Tax Prepaid	-	-	(6,912)
Prepaid expenses	1,493	(11)	(17,871)

Net Cash Generated/(Used) in Operating Activities	235,990	12,000	(207,452)

Cash Flows From Investing Activities:

Purchase of other equipment	-	-	(4,483)
Sale proceeds of natural gas and oil working interests	-	-	1,500,000
Investment in natural gas and oil working interests	(234,647)	(260,701)	(6,151,454)

Net Cash Used in Investing Activities	(234,647)	(260,701)	(4,655,937)

Cash Flows From Financing Activities:

Proceeds from loan payable	90,000	-	90,000
Proceeds from issuance of common stock	-	45,000	4,935,847

Net Cash Provided by Financing Activities	90,000	45,000	5,025,847

Net Increase/(Decrease) In Cash And Cash Equivalents	91,343	(203,701)	162,458

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	71,115	1,668,758	-

Cash And Cash Equivalents At End Of Period	$162,458	$1,465,057	$162,458

Supplemental Disclosures of Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his	$-	-	$460,000
compensation package

250,000 shares issued to the CFO for services rendered	$-	-	$137,500

60,000 shares issued to Investor Relations Services Inc., for
services rendered.	$-	-	$40,800

Supplemental Disclosures of Non-Cash Transactions

Income taxes paid	$-	-	$10,270

Investment in natural gas and oil working interests included in accounts payable	$-	-	$116,023

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
PERIOD FROM INCEPTION, JANUARY 9, 2001, TO DECEMBER 31, 2007
(Stated in U.S. Dollars)
(Audited)
						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON		ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	PAR VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	42,097

Comprehensive (loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	(2,249,959)
Comprehensive (loss)								(2,062,611)

Balance, December 31, 2007	45,940,506	45,941	6,136,288	-	-	(3,357,936)	187,348	3,011,641

Comprehensive (loss):
Cumulative translation adjustment	-	-	-	-	-	-	(10,166)	(10,166)
Net (loss) for the period	-	-	-	-	-	(337,317)	-	(337,317)
Comprehensive (loss)								(347,483)

Balance, March 31, 2008	45,940,506	$45,941	$6,136,288	$-	$-	$(3,695,253)	$177,182	$2,664,158

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto.  The results of the operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the year.

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

During the year ended December 31, 2004, the Company completed a forward stock split on the basis of 5 ½ common shares for every one previously held common share; common shares outstanding have been adjusted retroactively.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,695,253 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if unsuccessful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At March 31, 2008 and 2007, the Company had no overproduced imbalances.

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

United States funds are considered the Company’s functional currency.  Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction date.  Monetary assets and liabilities are adjusted at each balance sheet date to reflect exchange rates prevailing at that date, and non-monetary assets and liabilities are translated at the historical rate of exchange.  Gains and losses arising from restatement of foreign currency monetary assets and liabilities at period end are included in other comprehensive income.

k)	Other Equipment

Computer equipment is stated at cost.  Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s financial instruments consist of cash and cash equivalent, GIC receivable, accounts receivable, franchise tax prepaid, prepaid expenses, accounts payable, accrued liabilities and loan payable.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximated to their carrying values.

o)    Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statements of Changes in Stockholders’ Equity.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

4.          NATURAL GAS AND OIL PROPERTIES

a)  Proved Properties

Properties	December 31, 2007	Addition	Depletion for the Year	Impairment	March 31, 2008
USA properties	$1,197,630	$695,174	$(59,524)	$-	$1,833,280
Canada properties	235,146	394,476	(38,661)	(363,370)	227,591
Total	$1,432,776	$1,089,650	$(98,185)	$(363,370)	$2,060,871

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
MARCH 31, 2008
(Stated in U.S. Dollars)

4.        NATURAL GAS AND OIL PROPERTIES (Continued)

a)   Proved Properties -  Descriptions

              Properties in U.S.A.

ii.    Owl Creek Prospect, Oklahoma, USA (Continued)

In the 2006-3 Drilling Program, Elizabeth #1-25 was plugged abandoned on February 7, 2008.  Its cost amounted to $127,421 was moved to the proven cost pool for depletion.  Plaster #1-11 and Dale #1-15 started producing in January and February 2008, respectively, total cost of $205,064 was moved to the proven cost pool.

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost amounted to $150,841 was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $161,039 was moved to the proven cost pool.

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

On October 10, 2007, the Company elected to participate in the drilling of PP F-12 and PP F-12-3 in Mississippi operated by Griffin & Griffin Exploration.  The Company’s 10% of the estimated drilling costs was $88,783. PP F-12 started production from October 2007, and PP F-12-3 started production from November 2007.  Additional AFE in the amount of $36,498 for workovers on the PP F-12, PP F-12-3 was paid on January 31, 2008.

On January 11, 2008, the Company paid $11,030 for PP F-41salt water disposal well.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
MARCH 31, 2008
(Stated in U.S. Dollars)

4.        NATURAL GAS AND OIL PROPERTIES (Continued)

b)    Unproved Properties

Properties	December 31, 2007	Addition	Cost added to capitalized cost	March 31, 2008
USA properties	$781,446	$175,172	$(655,395)	$301,223
Canada properties	586,814	3,716	(388,662)	201,868
Total	$1,368,260	$178,888	$(1,044,057)	$503,091

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

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  On December 12, 2007, estimated drilling costs of $116,023 for Pollack #1-35 was accrued to the year end of December 31, 2007 and paid on January 14, 2008.

The Company also paid estimated completion cost of $56,734 for the well, Hulsey #1-8, on January 18, 2008; and paid estimated drilling cost of $92,593 for the well, River 31-28, on February 12, 2008.  Both of the wells are for the 2007-1 Drilling Program.

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

Properties in Canada

iii.    Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at March 31, 2008, the Company had expended $198,169 of the well 3B9-23/3A11.  In March 2008, the Company joined the drilling of a new well, 2 HZ 3B9 LEG, and paid cash call of CAN $3,780.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

4.        NATURAL GAS AND OIL PROPERTIES (Continued)

  b)  Unproved Properties -  Descriptions

iv.   Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farmout agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada.  In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.  As at December 31, 2007, the Company has advanced $388,662 as its share of the costs in the Leduc formation property.  The well was abandoned in the three month ended of March 31, 2008; the cost of $388,662 was moved to the proven cost pool for depletion.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

5.         LOAN PAYABLE

On February 12, 2008, the Company received a loan in the amount of $90,000 from Venture Capital Asset Management.  The loan is unsecured and bears an interest rate which will be determined once the agreement has been executed.

6.        ASSET RETIREMENT OBLIGATIONS

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

The information below reflects the change in the asset retirement obligations during the period ended March 31, 2008 and year ended December 31, 2007:

	March 31,	December 31,
	2008	2007
Balance, beginning of year	$111,803	$40,635
Liabilities assumed	-	66,292
Accretion expense	3,354	4,876
Balance, end of year	$115,157	$111,803

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
MARCH 31, 2008
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (Continued)

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2007 (December 31, 2006 - $Nil).

ii.    Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Options exercised for the three months ended March 31, 2008 was $ nil (Year ended December 31, 2007 - $42,097, related to options granted during the year ended December 31, 2007).  The changes in stock options are as follows:
	Number	Weighted average exercise price
Balance outstanding, December 31, 2007 Granted Forfeited Exercised Balance outstanding, March 31, 2008	240,000 - - -	$ 0.75 - - -
	240,000	$ 0.75

The weighted average assumptions used in calculating the fair value of stock options granted and vested during the year ended December 31, 2007, using the Black-Scholes option pricing model are as follows:

December 31, 2007
Risk-fee interest rate	3.77%
Expected life of the option	3 years
Expected volatility	69.03%
Expected dividend yield	-

The following table summarized information about the stock options outstanding as at March 31, 2008:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$ 0.75	240,000	0.97	240,000

iii.   Common Stock Share Purchase Warrants

As at March 31, 2008, share purchase warrants outstanding for the purchase of common shares as follows:

                          Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Stated in U.S. Dollars)

9.        RELATED PARTIES

During the period ended March 31, 2008, the Company paid $ 41,830 (March 31, 2007 - $25,606) for consulting fee to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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

On March 1, 2005, the Company also rented an office in Calgary, Canada on a month to month basis for $295 per month.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect the our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Delta Oil.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). We make available on our website under "Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The revenue received from this well was $18,088 for the year ended December 31, 2007.  Our monthly costs related to our interest in the 13-28 well  exceeded the royalties we received and as a result, we abandoned our interest in this well in the fourth quarter of 2007.

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

On October 6, 2005, drilling commenced on the Leduc formation test well. Under the terms of the Agreement, we advanced 110% of the anticipated costs prior to drilling. The total costs advanced by us prior to drilling were $347,431. The well was drilled to the targeted depth of 13,650 feet.  During the three month period ended September 30, 2007, we paid additional drilling costs of $41,231.  We have incurred no additional drilling costs since the three months ended September 30, 2007.

Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well in July 2006 and have committed to perform a full testing program. During the three months ended March 31, 2008, testing showed that no economic hydrocarbons were present, thus the costs of $388,662 was transferred to the proven cost pool for depletion.

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

The Initial Drilling Program on ten (10) wells on the acquired property interest was completed by Griffin. On August 4, 2006, we paid $70,000 in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. All twelve wells have been drilled and currently 7 wells are producing, we anticipate that 3 wells will be producing and are currently waiting to be tied into the pipeline, and 2 wells were not commercially viable and were plugged and abandoned. We refer to this drilling program as Palmetto Point Phase I.  Total revenue received from these wells for the three months ended March 31, 2008 was $13,573, as compared with $7,262 in revenues for the three months ended March 31, 2007.

In October 2007, as part of Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.   This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.   The PP F-12 #2 encountered approximately 3 feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline and is currently producing oil.  Total revenue received from these two oil wells for the three months ended March 31, 2008 was $35,524, as compared to $0 for the three months ended March 31, 2007.

Palmetto Point Prospect - 50 wells – Phase II

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells. The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in September 2006. The site of the first 20 wells is located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program was conducted by Griffin in its capacity as operator. We agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8.0% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. During the fourth quarter of fiscal 2006, we made additional payments of $300,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement. We did not incur any additional payments other than drilling costs for these prospects in 2007.  We do not anticipate that we will incur any additional payments other than drilling costs for these prospects going forward.

We drilled seven wells of which two have been abandoned (the Dixon #1 and the Randall #1).  Our costs attributable to these two abandoned wells was $67,523. Of the successful four wells, the Redbug #1, Redbug #2 and the Buffalo River #1 began producing in the three months ended March 31, 2008 and the Faust #1, is awaiting connection to the nearby pipeline for production. The revenue received from these wells for the quarter ended March 31, 2008 was $25,018.

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

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contained oil reserves suitable for commercial production. In June 2006, this initial well began producing as an oil well. The revenue received from this well for the three months ended March 31, 2008 was $29,430, as compared to $50,139 for the three months ended March 31,

2007.  The reduction in revenue was caused by the reduction in working interest from 15% to 7.5% after payout.

The second horizontal well was drilled in May 2007 at a cost of $198,152. Initial logs indicated hydrocarbon showings in an oil-bearing zone estimated to be approximately 770 feet in the horizontal section. However, due to the high water content in fluid removed from this well, the operator determined that it was not commercially productive and it was plugged and abandoned.

The operator has recently recommended re-entering the second horizontal well with a view to drilling horizontally in a different direction starting at the base of the vertical portion of that well. We have elected to participate in this re-entry on the same terms and conditions as the previous wells.  This well was drilled, at a cost of $33,812, in April 2008, however, no economic hydrocarbons were found and hence it will be plugged and abandoned. The budget of anticipated costs for each of the wells will be sent to us on an well-by-well basis and upon receipt of each budget we will determine if we will participate.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect (the “Powell #2”).  The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing of the Powell #2, this well was completed and commercial production commenced in August 2006.  Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 which was $68,987.  Initially, the Powell #2 began flowing oil and natural gas under its own pressure without the assistance of a pump.  Revenue generated from the Powell #2 for the three months ended March 31, 2008 was $76,569, as compared to $76,603 for the three months ended March 31, 2007.

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

In January 2007, we commenced drilling of another well (the “Isbill #2-36”). Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion. The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing. The revenue received from the Isbill #2-36 for the three months ended March 31, 2008 was $55,085.

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

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.    The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008. The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day. The Elizabeth #1-25 has been plugged and abandoned.  Total revenue received form these wells for the quarter ended March 31, 2008 was $4,075 compared to $0 for the corresponding period last year.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original Drilling Program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The

Pollock #1-35 did not prove to be commercially viable but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.  Drilling has commenced on the third well in this drilling program (the “River #1”).  This well has been drilled in the West Riverbend Prospect and we expect testing to be completed before the end of June 2008.   Hulsey #1-8 started producing during the period and the total received for the three month period ended March 31, 2008 was $5,601, as compared to $0 for the three months ended March 31, 2007.

Results of Operations for the three months ended March 31, 2008 and 2007

For the quarter ended March 31, 2008, our revenues generated from natural gas and oil sales increased to $277,290 from revenues of $147,504 for the quarter ended March 31, 2007 an increase of 88%. The increase in revenue is attributable to revenues received from the Owl Creek and Palmetto prospects.  In particular, additional wells commenced production in the fourth quarter of 2007 from Owl Creek and Palmetto Point.

We incurred costs and expenses in the amount of $614,859 for the quarter ended March 31, 2008, compared to costs and expenses of $789,146 for the prior period, a decrease of 22%. Despite increases in certain costs and expense categories, the decrease in expenses was attributable to a decrease in administrative costs described below:

•
General and administrative costs decreased to $86,293 from $619,423 in the prior year, a decrease of 86%.  The decrease in administrative costs was caused by an reduction in stock based compensation expense of $527,507 which resulted from issuances of stock options and common shares;

•
Natural gas and oil operating costs increased to $63,405 from $35,744 for the prior period, an increase of 77%, as additional wells produced hydrocarbons and the wells were in production for the three months ended March 31, 2008 that were not in production for the three months ended March 31, 2007;

•
Depreciation and depletion expense increased to $98,437 from $133,979 in 2007, a decrease of 27%, as production depleted the wells for 3 months and there was a reduction in uneconomic wells compared to the corresponding period ended March 31, 2007; and

•
Impairment of natural gas and oil properties expense increased to $363,370 from $0 in 2007, as increase of 100%, as costs associated with our working interests in Strachan, Alberta, Canada were impaired due to our evaluation that the costs associated with these prospects are highly unlikely to be recovered.

The Net Operating Loss for the year was $(337,569) (March 31, 2007: $(641,642) due to the costs as explained above.

We reported other income of $252 for the three months ended March 31, 2008, as compared to other income of $10,739 in the three months ended March 31, 2007.

Net loss for the quarter ended March 31, 2008 was $(337,317), compared to a net loss of $(630,903) for the quarter ended March 31, 2007.

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

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $330,071 and total current liabilities in the amount of $115,598. As a result, we had working capital of $214,473 as of December 31, 2007.

The revenue we currently generate from natural gas and oil sales exceeds our operating expenses. However, we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities for the year ended December 31, 2008. During the three months March 31, 2008, we received $90,000 from financing activities involving loan issuance.

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

Operating activities generated $235,990 in cash for the three months ended March 31, 2008. Our positive cash flow for the three months ended March 31, 2008 was caused by the redemption of certain cash equivalents.  Investing activities during the three months ended March 31, 2008 primarily consisted of $234,647 for the purchase or natural gas and oil properties. Cash flows provided by financing activities during the three months ended March 31, 2008 primarily consisted of $90,000 related to the receipt of a loan.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the three months ended March 31, 2008 are as follows:

•	Revenue received as a result of royalties from natural gas and oil producing properties;
•	Property acquisition costs; and
•	Financing from the receipt of a loan.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $3,695,253 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurances can be offering in this regard. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At March 31, 2008 and 2007, we had no overproduced imbalances.

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Non-applicable to smaller reporting companies pursuant to Item 305(e) of Regulation S-K.

Item 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.      Risk Factors

Non-applicable to smaller reporting companies.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration under the Securities Act during the reporting period.

Item 3.        Defaults upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Delta Oil & Gas, Inc.

Date:	May 15, 2008

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director
Date:	May 15, 2008
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director