Form 10-Q
period 2008-06-30
DELTA OIL & GAS INC
filed 2008-08-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  45,940,506 common shares as of June 30, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2008;
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and from inception on January 9, 2001 to June 30, 2008;
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and from inception on January 9, 2001 to June 30, 2008;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to June 30, 2008;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)
(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$123,296	$71,115
GIC receivable	-	236,112
Accounts receivable	167,362	153,990
Franchise tax prepaid	6,912	6,912
Prepaid expenses	24,021	19,364

	321,591	487,493

Natural Gas And Oil Properties
Proved property	1,998,924	1,432,776
Unproved property	623,115	1,368,260

	2,622,039	2,801,036

Other Equipment
Computer equipment	4,483	4,483
Less: accumulated depreciation	(3,856)	(3,351)

	627	1,132

	$2,944,257	$3,289,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$24,064	$166,217
Note Payable	93,418	-

	117,482	166,217
Long Term
Asset retirement obligation	118,512	111,803

	235,994	278,020

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 45,940,506 shares issued and outstanding	45,941	45,941
Additional paid-in capital	6,136,288	6,136,288

Cumulative other comprehensive income	177,096	187,348

Deficit accumulated during the development stage	(3,651,062)	(3,357,936)

	2,708,263	3,011,641

	$2,944,257	$3,289,661

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)
(Unaudited)
					CUMULATIVE PERIOD
					FROM INCEPTION
					JANUARY 9, 2001
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JUNE 30,		JUNE 30,		JUNE 30,
	2008	2007	2008	2007	2008
Revenue

Natural gas and oil sales	$305,850	$260,139	$583,140	$407,643	$2,108,078
Gain on sale of oil property	-	-	-	-	1,061,159

	305,850	260,139	583,140	407,643	3,169,237
Costs And Expenses

Natural gas and oil operating costs	67,705	47,517	131,110	83,261	466,222
General and administrative	99,340	291,919	185,633	911,342	2,968,758
Accretion	3,354	-	6,708	-	11,584
Depreciation and depletion	62,510	194,970	160,947	328,949	1,333,963
Impairment of natural gas and oil properties	25,332	40,589	388,702	40,589	2,002,167
Dry well costs written off	-	-	-	-	119,961

	258,241	574,995	873,100	1,364,141	6,902,655

Net Operating Income (Loss)	47,609	(314,856)	(289,960)	(956,498)	(3,733,418)

Other Income and (Expense)

Forgiveness of debt	-	-	-	-	39,933
Interest income	-	12,460	252	23,199	61,421
Interest expense	(3,418)	-	(3,418)	-	(3,418)

	(3,418)	12,460	(3,166)	23,199	97,936

Income (Loss) before income taxes	$44,191	$(302,396)	$(293,126)	$(933,299)	$(3,635,482)

Income taxes	-	4,161	-	4,161	15,580

Net Income (Loss)	$44,191	$(306,557)	$(293,126)	$(937,460)	$(3,651,062)

Basic And Diluted Loss Per Common Share	$-	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number Of
Common Shares Outstanding	45,940,506	45,670,066	45,940,506	44,706,871

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	SIX MONTHS ENDED		TO
	JUNE 30,		JUNE 30,
	2008	2007	2008
Cash Flows From Operating Activities:

Net (loss) for the period	$(293,126)	$(937,460)	$(3,651,062)

Adjustments to reconcile net (loss) to net cash
generated (used) in operating activities:
Gain on sale of property	-	-	(1,061,159)
Accretion	6,708	-	11,584
Depreciation and depletion	160,947	328,949	1,333,963
Impairment of natural gas and oil properties	388,702	40,589	2,002,167
Dry well costs written off	-	-	119,961
Stock-based compensation expense	-	126,120	608,083
Shares issued to President & CEO for servicess rendered	-	460,000	460,000
Shares issued to CFO for services rendered	-	-	137,500
Shares issued to Investor Relations Services Inc for services rendered	-	40,800	40,800
Realized foreign exchange loss	(86)	-	184,050

Changes in operating assets and liabilities:
GIC	236,112	-	-
Accounts receivable	(13,372)	(60,759)	(167,362)
Accounts payable and accrued liabilities	(142,153)	49,803	(91,959)
Interest on loan payable	3,418		3,418
Promissory note payable	-	-	-
Tax Payable (Prepaid)	-	4,161	(6,912)
Prepaid expenses	(4,657)	(105)	(24,021)

Net Cash Generated/(Used) in Operating Activities	342,493	52,098	(100,949)

Cash Flows From (Used By) Investing Activities:

Purchase of other equipment	-	-	(4,483)
Sale proceeds of natural gas and oil working interests	-	-	1,500,000
Investment in natural gas and oil working interests	(380,312)	(701,989)	(6,297,119)

Net Cash Used in Investing Activities	(380,312)	(701,989)	(4,801,602)

Cash Flows From Financing Activities:

Proceeds from loan payable	90,000	-	90,000
Proceeds from issuance of common stock	-	45,000	4,935,847

Net Cash Provided by Financing Activities	90,000	45,000	5,025,847

Net Increase/(Decrease) In Cash And Cash Equivalents	52,181	(604,891)	123,296

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	71,115	1,668,758	-

Cash And Cash Equivalents At End Of Period	$123,296	$1,063,867	$123,296

Supplemental Disclosures of Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his	$-	460,000	$460,000
compensation package

250,000 shares issued to the CFO for services rendered	$-	-	$137,500

60,000 shares issued to Investor Relations Services Inc., for
services rendered.	$-	40,800	$40,800

Supplemental Disclosures of Cash Flow Information

Investment in natural gas and oil working interests included in accounts payable	$-	-	$116,023

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
PERIOD FROM INCEPTION, JANUARY 9, 2001, TO MARCH 31, 2008
(Stated in U.S. Dollars)
(Audited)
						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	42,097

Comprehensive (loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	(2,249,959)
Comprehensive (loss)								(2,062,611)

Balance, December 31, 2007	45,940,506	45,941	6,136,288	-	-	(3,357,936)	187,348	3,011,641

Comprehensive (loss):
Cumulative translation adjustment	-	-	-	-	-	-	(10,252)	(10,252)
Net (loss) for the period	-	-	-	-	-	(293,126)	-	(293,126)
Comprehensive (loss)								(303,378)

Balance, June 30, 2008	45,940,506	$45,941	$6,136,288	$-	$-	$(3,651,062)	$177,096	$2,708,263

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2008 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,651,062 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
JUNE 30, 2008
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At June 30, 2008 and 2007, the Company had no overproduced imbalances.

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
JUNE 30, 2008
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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES

a)     Proved Properties

Properties	December 31, 2007	Addition	Depletion for the period	Impairment	June 30, 2008
USA properties	$1,197,630	$720,518	$(109,905)	$-	$1,808,243
Canada properties	235,146	394,774	(50,537)	(388,702)	190,681
Total	$1,432,776	$1,115,272	$(160,442)	$(388,702)	$1,998,924

a)     Proved Properties – Description

Properties in U.S.A.

i.	Liberty Valance, California, USA

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

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell#2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2.  In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl Creek participating partners.  As of June 30, 2008, the cost to the Company for this assignment was $394,499.

In July 2006, the Company also elected to participate in Isbill #1-36, which was abandoned during the year.  Its costs amounted to $80,738 was moved to the proven cost pool for depletion.

In January 2007, the Company elected to participate in Isbill #2-36 well.  The Company paid $187,559 for its 20% of working interest.  Isbill #2-36 started production from April 2007.  On June 30, 2008, the Company expended $191,215 on Isbill #2-36.

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
JUNE 30, 2008
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
JUNE 30, 2008
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

    Properties in Canada

i.  Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at June 30, 2008, the Company had advanced $228,761 as its share of the costs in this Agreement.  Currently there is one producing well on this prospect.

   ii.  Todd Creek, Alberta, Canada

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

                iii.    Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.   During the year ended of December 31, 2007, it was abandoned and the cost was moved to proven cost pool for depletion.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (Continued)

b)      Unproved Properties

Properties	December 31, 2007	Addition	Cost added to capitalized cost	June 30, 2008
USA properties	$781,446	$296,712	$(655,395)	$422,763
Canada properties	586,814	2,200	(388,662)	200,352
Total	$1,368,260	$298,912	$(1,044,057)	$623,115

b)	Unproved Properties - Descriptions

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

The Company also paid estimated completion cost of $56,734 for the well, Hulsey #1-8, on January 18, 2008; paid estimated drilling cost of $92,593 for the well, River 1-28, on February 12, 2008 and estimated completion costs of $63,111 on April 16, 2008.  Both of the wells are for the 2007-1 Drilling Program.

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

Properties in Canada

 iii.   Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at June 30, 2008, the Company had expended $162,995 of the well 3B9-23/3A11.  In March 2008, the Company

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (Continued)

joined the drilling of a new well, 2 HZ 3B9 LEG.  As at June 30, 2008, the Company had expended $37,357 on this well.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

5.        NOTE PAYABLE

On February 12, 2008, the Company used a promissory note in exchange for proceeds of $90,000 from Venture Capital Asset Management.  The loan is unsecured and bears an interest rate of 10% per annum.  As of June 30, 2008, accrued interest expense on the note payable totaled $3,418.   The rate together with the accrued interest is payable on July 9, 2008 and the Company is currently re-negotiating the re-payment terms.

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

The information below reflects the change in the asset retirement obligations during the period ended June 30, 2008 and year ended December 31, 2007:

	June 30,	December 31,
	2008	2007
Balance, beginning of year	$111,803	$40,635
Liabilities assumed	-	66,292
Accretion expense	6,708	4,876
Balance, end of the period	$118,511	$111,803

7.         SHARE CAPITAL

i.	Common Stock

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

8.         SHARE CAPITAL (Continued)

Preferred Stock

The Company did not issue any preferred stock during the period ended June 30, 2008 (December 31, 2007 - $ Nil).

      ii.   Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Options exercised for the six-month ended June 30, 2008 was nil (Year ended December 31, 2007 - $42,097, related to options granted during the year ended December 31, 2007).  The changes in stock options are as follows:

	Number	Weighted average exercise price
Balance outstanding, December 31, 2007 Granted Forfeited Exercised Balance outstanding, June 30, 2008	240,000 - - -	$ 0.75 - - -
	240,000	$ 0.75

The weighted average assumptions used in calculating the fair value of stock options granted and vested during the year ended December 31, 2007 using the Black-Scholes option pricing model are as follows:

December 31, 2007
Risk-fee interest rate	3.77%
Expected life of the option	3 years
Expected volatility	69.03%
Expected dividend yield	-

The following table summarized information about the stock options outstanding as at June 30, 2008:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$ 0.75	240,000	0.72	240,000

        iii.   Common Stock Share Purchase Warrants

As at June 30, 2008, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Stated in U.S. Dollars)

9.	RELATED PARTIES

During the six-month period ended June 30, 2008, the Company paid $ 83,414 (June 30, 2007 - $52,868) for consulting fee and $20,594 for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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

11.      COMMITMENT AND CONTRACTURAL OBLIGATIONS

A lease agreement for the Vancouver, Canada office commenced June 1, 2008 and terminates on May 31, 2009.  The lease agreement provides a fixed rental fee of $1,425 per month plus additional charges for services supplied by the landlord or incurred on behalf of the Company in the previous month.

On March 1, 2005, the Company also rented an office in Calgary, Canada on a month to month basis for $295 per month.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results ofOperations

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Delta Oil.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). We make available on our website under "Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Delta Oil” mean Delta Oil & Gas, Inc. and our subsidiaries unless otherwise indicated.

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

Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 from Win. We anticipated that a test well would have been drilled on our property interest during the second quarter of 2008, but no date has been scheduled at the present time.

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

The Initial Drilling Program on ten (10) wells on the acquired property interest was completed by Griffin. On August 4, 2006, we paid $70,000 in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. All twelve wells have been drilled and currently 7 wells are producing, we anticipate that 3 wells will be producing and are currently waiting to be tied into the pipeline, and 2 wells were not commercially viable and were plugged and abandoned. We refer to this drilling program as Palmetto Point Phase I.  Total revenue received from these wells for the three months ended June 30, 2008 was $11,844, as compared with $22,323 in revenues for the three months ended June 30, 2007.  Total revenue received from these wells for the six months ended June 30, 2008 was $25,417, as compared with $29,585 in revenues for the six months ended June 30, 2007.  The decrease in revenue was caused by a temporary halt in  production of these wells during the reporting period due to water contamination of these wells.  Remedial actions were taken by the installation of a salt water disposal well which was successful in eliminating the water contamination.  These wells have recommenced production and are currently producing.

In October 2007, as part of Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.   This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.   The PP F-12 #2 encountered approximately 3 feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline and is currently producing oil.  Total revenue received from these two oil wells was $30,131 for the three months ended June 30, 2008 and $65,655 for the six months ended June 30, 2008.  These two wells did not generate any revenue prior to 2008.  We generated less revenue in the quarter ended June 30, 2008, as compared to the prior quarter ended March 31, 2008.   The decrease in revenue was caused by a temporary halt in production of these wells during the reporting period due to flooding in the Mississippi basin where these wells are located.  We anticipate that these wells will recommence production during the quarter ended September 30, 2008.

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

We drilled seven wells of which two have been abandoned (the Dixon #1 and the Randall #1).  Our costs attributable to these two abandoned wells was $67,523. Of the successful four wells, the Redbug #1, Redbug #2 and the Buffalo River #1 began producing in the three months ended March 31, 2007 and the Faust #1, is awaiting connection to the nearby pipeline for production. The revenue received from these wells for the three months ended June 30, 2008 was $26,790, as compared to $6,677 for the three months ended June 30, 2007.  The revenue received from these wells for the six months ended June 30, 2008 was $51,808, compared to $29,585 for the six months ended June 30, 2007.  The increase in revenue was caused by an increase in the market price of natural gas and ongoing production for the entire six month period ended June 30, 2008, as opposed to partial production commencing during the six months ended June 30, 2007.

Wordsworth Prospect

On April 10, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of

$152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.  Our total costs as of December 31, 2007 was $222,649.

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contained oil reserves suitable for commercial production. In June 2006, this initial well began producing as an oil well. The revenue received from this well for the three months ended June 30, 2008 was $26,085, as compared to $27,201 for the three months ended June 30,
2007.  The revenue received from this well for the six months ended June 30, 2008 was $55,515, as compared to $74,944 for the six months ended June 30, 2007. The reduction in revenue was caused by the reduction in our working interest from 15% to 7.5% after payout.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect (the “Powell #2”).  The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing of the Powell #2, this well was completed and commercial production commenced in August 2006.  Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 which was $68,987.  Initially, the Powell #2 began flowing oil and natural gas under its own pressure without the assistance of a pump.  Revenue generated from the Powell #2 for the three months ended June 30, 2008 was $75,843, as compared to $160,805 for the three months ended June 30, 2007.  Revenue generated from the Powell #2 for the six months ended June 30, 2008 was $155,043, as compared to $237,408 for the six months ended June 30, 2007.  The reduction in revenue was caused by the Powell #2 being temporarily taken out of production in order to address maintenance issues.

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

In January 2007, we commenced drilling of another well (the “Isbill #2-36”). Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion. The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing. The revenue received from the Isbill #2-36 for the three months ended June 30, 2008 was $70,237, as compared to $39,808 for the three months ended June 30, 2007.  The revenue received from the Isbill #2-36 for the six months ended June 30, 2008 was $126,732, as compared to $39,808 for the six months ended June 30, 2007.  We attribute the increased revenues from the Isbill #2-36 in the current reporting period to an increase in the price of a barrel of oil. Our operator is currently experiencing some difficulties in operating this well.  As a result, we anticipate a reduction in the revenue generated from this well for the quarter ending September 30, 2008.

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

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.    The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008. The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day. The Elizabeth #1-25 has been plugged and abandoned.  Total revenue received from these wells for the three months ended June 30, 2008 was $14,695 and $45,792 for the six months ended June 30, 2008.  These two wells did not generate any revenue prior to 2008.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original Drilling Program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.  Drilling has commenced on the third well in this drilling program (the “River #1”).  This well has been drilled in the West Riverbend Prospect and we expect testing to be completed before the end of June 2008.   Hulsey #1-8 started producing during the first quarter of 2008 and the total received for the three month period ended June 30, 2008 was $51,577.  The total revenue from this well for the six month period ended June 30, 2008 was $57,178.

Results of Operations for the three and six months ended June 30, 2008 and 2007

Our revenues generated from natural gas and oil sales for the three months ended June 30, 2008 was $305,850, an increase of approximately 18% from revenues of $260,139 for the three months ended June 30, 2007.  For the six months ended June 30, 2008, our revenues generated from natural gas and oil sales increased approximately 43% to $583,140 from revenue of $407,643 for the six months ended June 30, 2007.  The increase in revenue is attributable to revenues received from the Owl Creek and Palmetto prospects.  In particular, additional wells commenced production in the fourth quarter of 2007 from Owl Creek and Palmetto Point.

We incurred costs and expenses in the amount of $258,241 for the three months ended June 30, 2008, a 55% decrease from costs and expenses of $574,995 for the three months ended June 30, 2007. We incurred costs and expenses in the amount of $873,100 for the six months ended June 30, 2008, a 58% decrease from costs and expenses of $1,364,141 for the six months ended June 30, 2008. The decrease in costs and expenses for the three and six months ended June 30, 2008, when compared the three and six months ended June 30, 2007, is primarily attributable to the following factors:

•
General and administrative costs for the three months ended June 30, 2008 decreased to $99,340 from $291,919 for the three months ended June 30, 2007, a decrease of 66%.  General and administrative costs for the six months ended June 30, 2008 decreased to $185,663 from $911,342 for the six months ended June 30, 2007, a decrease of 68%.  The decrease in general and administrative costs was caused by a reduction in stock based compensation expense attributable to the issuances of stock options and shares of common stock.  Stock based compensation expense for the three months ended June 30, 2008 was $0, as compared to $99,413 for the three months ended June 30, 2007.  Stock based compensation expense for the six months ended June 30, 2008 was $0, as compared to $626,920 for the six months ended June 30, 2007.

•
Natural gas and oil operating costs for the three months ended June 30, 2008 increased to $67,705 from $47,517 for the three months ended June 30, 2007, an increase of 42%.  Natural gas and oil operating costs for the six months ended June 30, 2008 increased to $131,110 from $83,261 for the for the six months ended June 30, 2007, an increase of 57%.  The increase in natural gas and oil operating costs is attributable to an increase in the number of producing wells in the three and six months ended June 30, 2008, as compared to the same reporting periods in the prior year.

•
Depreciation and depletion expense for the three months ended June 30, 2008 decreased to $62,510 from $194,970 for the for the three months ended June 30, 2007, a decrease of 68%.  Depreciation and depletion expense for the six months ended June 30, 2008 decreased to $185,633 from $911,342 for the for the six months ended June 30, 2007, a decrease of 80%.  The decrease in depreciation and depletion expense is attributable to an increase in the estimated recoverable reserves and a reduction is uneconomic wells in the three and six months ended June 30, 2008, as compared to the same reporting periods in the prior year; and

•
Impairment of natural gas and oil properties expense for the three months ended June 30, 2008 decreased to $25,332 from $40,589 for the for the three months ended June 30, 2007, a decrease of 38%.  Impairment of natural gas and oil properties expense for the six months ended June 30, 2008 increased to $388,702 from $40,589 for the for the six months ended June 30, 2007, an increase of 857%.  The substantial increase in impairment of natural gas and oil properties expense for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, is attributable to the impairment of our working interests in Strachan, Alberta, Canada during the three months ended March 31, 2008 resulting from our evaluation that the costs associated with these prospects are highly unlikely to be recovered.

The net operating income for the three months ended June 30, 2008 was $47,609, compared to a net operating loss of $314,856 for the three months ended June 30, 2007.  The net operating loss for the six months ended June 30, 2008 was $289,960, compared to a net loss of $956,498 for the six months ended June 30, 2007.

We reported other expenses of $3,418 for the three months ended June 30, 2008, as compared to other income of $12,460 in the three months ended June 30, 2007.  We reported other expenses of $3,166 for the six months ended June 30, 2008 and other income of $23,199 for the six months ended June 30, 2007.  Other expenses were attributable to interest expenses for a note payable and other income was attributable to interest income from interest bearing bank accounts.

Net income for the quarter ended June 30, 2008 was $44,191, compared to a net loss of $306,557 for the quarter ended June 30, 2007.  Profitability during the three months ended June 30, 2008 was attributable to an increase in revenues from new and existing wells coupled with a reduction in operating expenses.   Net loss for the six months ended June 30, 2008 was $293,126, compared to a net loss of $937,460 for the six months ended June 30, 2007.

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

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $321,591 and total current liabilities in the amount of $117,482. As a result, we had working capital of $204,109 as of June 30, 2008.

The revenue we generated during the three months ended June 30, 2008 from natural gas and oil sales exceeded our operating expenses for this period. However, we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities for the year ended December 31, 2008. During the three months ended June 30, 2008, we received $90,000 from financing activities involving a loan issuance.  This loan is unsecured and bears interest at a rate of 10% per annum.  This loan matured on July 9, 2008 and we are currently renegotiating the terms of this loan.

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

Operating activities generated $342,493 in cash for the six months ended June 30, 2008. Our positive cash flow for the six months ended June 30, 2008 was caused by the redemption of  certain cash equivalents.  Investing activities during the six months ended June 30, 2008 primarily consisted of $380,312 for the purchase or natural gas and oil properties. Cash flows provided by financing activities during the six months ended June 30, 2008 primarily consisted of $90,000 related to the receipt of a loan.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the six months ended June 30, 2008 are as follows:

•	Revenue received as a result of royalties from natural gas and oil producing properties;
•	Property acquisition costs; and
•	Financing from the receipt of a loan.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $3,651,062 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options. However, there can be no assurances offered in this regard. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred. Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period. Gas imbalances occur when our actual sales differ from its entitlement under existing working interests. We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At June 30, 2008 and 2007, we had no overproduced imbalances.

 Item 3.         Quantitative and Qualitative Disclosures About Market Risk

(Not Applicable)

Item 4T.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Douglas Bolen.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.        Risk Factors

(Not Applicable)

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities without registration under the Securities Act during the reporting period.

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.           Other Information

None

Item 6.           Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	August 14, 2008

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director
Date:	August 14, 2008
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
  for the Quarter Ended June 30, 2008

Exhibit No.	Description	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X