Form 10-Q
period 2008-09-30
DELTA OIL & GAS INC
filed 2008-11-07
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-52001
Delta Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 144 4th Ave S.W., Calgary, Alberta, Canada T2P 3N4
(Address of principal executive offices)

866-355-3644
(Registrant’s telephone number, including area code)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☐   Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 17, 2008
Common Stock, $0.001 par value	46,840,506

 PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2008.
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and from inception on January 9, 2001 to September 30, 2008.
F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and from inception on January 9, 2001 to September 30, 2008.
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to September 30, 2008.
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)
(Audited)
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$1,072,012	$71,115
GIC receivable	-	236,112
Accounts receivable	73,586	153,990
Franchise tax prepaid	6,912	6,912
Prepaid expenses	57,409	19,364

	1,209,919	487,493

Natural Gas And Oil Properties
Proved property	1,575,936	1,432,776
Unproved property	674,019	1,368,260

	2,249,955	2,801,036

Other Equipment
Computer equipment	4,483	4,483
Less: accumulated depreciation	(4,098)	(3,351)

	385	1,132

	$3,460,259	$3,289,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$26,566	$166,217

Long Term
Asset retirement obligation	121,866	111,803

	148,432	278,020

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 46,840,506 and 45,940,506 shares issued
and outstanding, respectively	46,841	45,941
Additional paid-in capital	6,087,674	6,136,288

Cumulative other comprehensive income	169,684	187,348

Deficit accumulated during the development stage	(2,992,372)	(3,357,936)

	3,311,827	3,011,641

	$3,460,259	$3,289,661

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Stated in U.S. Dollars)
(Unaudited)
					CUMULATIVE PERIOD
					FROM INCEPTION
					JANUARY 9, 2001
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007	2008
Revenue

Natural gas and oil sales	$190,076	$230,483	$773,216	$638,126	$2,298,154
Gain on sale of natural gas and oil properties	719,146	-	719,146	-	1,780,305

	909,222	230,483	1,492,362	638,126	4,078,459
Costs And Expenses

Natural gas and oil operating costs	48,516	44,040	179,626	127,301	514,738
General and administrative	158,457	163,918	344,090	1,075,260	3,127,215
Accretion	3,354	-	10,062	-	14,938
Depreciation and depletion	39,820	232,338	200,767	561,287	1,373,783
Impairment of natural gas and oil properties	-	-	388,702	40,589	2,002,167
Dry well costs written off	-	-	-	-	119,961

	250,147	440,296	1,123,247	1,804,437	7,152,802

Net Operating Income (Loss)	659,075	(209,813)	369,115	(1,166,311)	(3,074,343)

Other Income and (Expense)

Forgiveness of debt	-	-	-	-	39,933
Interest income	1,213	9,364	1,465	32,563	62,634
Interest expense	(1,598)	-	(5,016)	-	(5,016)

	(385)	9,364	(3,551)	32,563	97,551

Income (Loss) before income taxes	$658,690	$(200,449)	$365,564	$(1,133,748)	$(2,976,792)

Income taxes	-	6,109	-	10,270	15,580

Net Income (Loss)	$658,690	$(206,558)	$365,564	$(1,144,018)	$(2,992,372)

Basic And Diluted Income (Loss) Per Common Share	$0.01	$(0.00)	$0.01	$(0.03)

Weighted Average Number Of
Common Shares Outstanding	46,840,506	45,918,767	46,098,170	45,625,891

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	NINE MONTHS ENDED		TO
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008
Cash Flows From Operating Activities:

Net income (loss) for the period	$365,564	$(1,144,018)	$(2,992,372)

Adjustments to reconcile net income (loss) to net cash
generated (used) in operating activities:
Gain on sale of natural gas and oil properties	(719,146)	-	(1,780,305)
Accretion	10,062	-	14,938
Depreciation and depletion	200,767	561,287	1,373,783
Impairment of natural gas and oil properties	388,702	40,589	2,002,167
Dry well costs written off	-	-	119,961
Stock-based compensation expense	-	134,754	608,083
Shares issued to President & CEO for servicess rendered	26,500	460,000	486,500
Shares issued to CFO for services rendered	21,200	44,843	158,700
Shares issued to Investor Relations Services Inc for services rendered	-	40,800	40,800
Realized foreign exchange loss	(17,664)	-	166,472

Changes in operating assets and liabilities:
GIC	236,112	-	-
Accounts receivable	80,404	(47,832)	(73,586)
Accounts payable and accrued liabilities	(139,651)	30,139	(89,457)
Tax (Prepaid)	-	(6,912)	(6,912)
Prepaid expenses	(38,045)	(17,908)	(57,409)

Net Cash Generated/(Used) in Operating Activities	414,805	95,742	(28,637)

Cash Flows From (Used By) Investing Activities:

Purchase of other equipment	-	-	(4,483)
Sale proceeds of natural gas and oil working interests	1,309,826	-	2,809,826
Investment in natural gas and oil working interests	(628,320)	(1,208,094)	(6,545,127)

Net Cash Used in Investing Activities	681,506	(1,208,094)	(3,739,784)

Cash Flows From (Used By) Financing Activities:

Registration of shares under Form S-4	(95,414)		(95,414)
Proceeds from issuance of common stock	-	45,000	4,935,847

Net Cash Provided by (Used By) Financing Activities	(95,414)	45,000	4,840,433

Net Increase/(Decrease) In Cash And Cash Equivalents	1,000,897	(1,067,352)	1,072,012

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	71,115	1,668,758	-

Cash And Cash Equivalents At End Of Period	$1,072,012	$601,406	$1,072,012

Supplemental Disclosures of Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his	$26,500	$460,000	$486,500
compensation package

400,000 shares issued to the CFO for services rendered	$21,200	$137,500	$158,700

60,000 shares issued to Investor Relations Services Inc., for
services rendered.	$-	$40,800	$40,800

Supplemental Disclosures of Cash Flow Information

Interest paid	$5,016	-	$5,016

Income taxes for 2006	$-	$6,109	$-

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
PERIOD FROM INCEPTION, JANUARY 9, 2001, TO SEPTEMBER 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	42,097

Comprehensive (loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	(2,249,959)
Comprehensive (loss)								(2,062,611)

Balance, December 31, 2007	45,940,506	45,941	6,136,288	-	-	(3,357,936)	187,348	3,011,641

Shares issued to President & CEO & CFO as	900,000	900	46,800	-	-	-	-	47,700
part of their compensation package at $0.053

Registration of shares under Form S-4	-	-	(95,414)	-	-	-	-	(95,414)

Comprehensive income:
Cumulative translation adjustment	-	-	-	-	-	-	(17,664)	(17,664)
Net income for the period	-	-	-	-	-	365,564	-	365,564
Comprehensive income								347,900

Balance, September 30, 2008	46,840,506	$46,841	$6,087,674	$-	$-	$(2,992,372)	$169,684	$3,311,827

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustment (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and notes thereto.  The results of the operations for the nine months ended September 30, 2008 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,992,372 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At September 30, 2008 and 2007, the Company had no overproduced imbalances.

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

   h)  GIC Receivable

GIC Receivable is non-redeemable until October 9, 2008 and bears an interest rate of 2.1%.

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
SEPTEMBER 30, 2008
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

The Company’s financial instruments consist of cash and cash equivalent, GIC receivable, accounts receivable, franchise tax prepaid, accounts payable, accrued liabilities and loan payable.

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

p)      Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Stock-Based Compensation (Continued)

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

4.           NATURAL GAS AND OIL PROPERTIES

a)   Proved Properties

Properties	December 31, 2007	Addition	Depletion for the period	Impairment	September 30, 2008
USA properties	$1,197,630	$337,107	$(137,621)	$-	$1,397,116
Canada properties	235,146	394,774	(62,398)	(388,702)	178,820
Total	$1,432,776	$731,881	$(200,019)	$(388,702)	$1,575,936

a)	Proved Properties - Descriptions

Properties in U.S.A.

i.	Owl Creek Prospect, Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell#2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2.  In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl Creek participating partners.  As of June 30, 2008, the cost to the Company for this assignment was $394,499.  On August 20, 2008, the Company assigned all of its interest in exchange for a cash amount of $760,438.

In July 2006, the Company also elected to participate in Isbill #1-36, which was abandoned during the year.  Its costs amounted to $80,738 was moved to the proven cost pool for depletion.

In January 2007, the Company elected to participate in Isbill #2-36 well.  The Company paid $187,559 for its 20% of working interest.  Isbill #2-36 started production from April 2007.  As of July 31, 2008, the Company expended $196,181 on Isbill #2-36.  On August 20, 2008, the Company assigned all o its interest in exchange for a cash amount of $549,388.

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
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (Continued)

a)	Proved Properties - Descriptions

Properties in U.S.A.

i.     Owl Creek Prospect, Oklahoma, USA (Continued)

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

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost amounted to $150,841 was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $161,039 was moved to the proven cost pool.  River #1-28 started producing in June 2008; the cost of $150.582 was moved to the proven cost pool.

 ii.    Palmetto Point Prospect, Mississippi, USA

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
SEPTEMBER 30, 2008
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

iv. Mississippi III, Mississippi, USA

During August to December 2007, five additional wells, PP F-90, PP F-100, PP F-111, PP F-6A, and PP F-83 were drilled in the area.  These wells were abandoned due to modest gas shows and a total drilling cost of $110,729 was added to the capitalized costs in determination of depletion expense.

Properties in Canada

v.	Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at September 30, 2008, the Company had advanced $228,761 as its share of the costs in this Agreement.  Currently there is one producing well on this prospect.

vi.       Todd Creek, Alberta, Canada

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

vii.       Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.   During the year ended of December 31, 2007, it was abandoned and the cost was moved to proven cost pool for depletion.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

4.     NATURAL GAS AND OIL PROPERTIES (Continued)

b)     Unproved Properties

Properties	December 31, 2007	Addition	Cost added to capitalized cost	September 30, 2008
USA properties	$781,446	$419,332	$(805,977)	$394,801
Canada properties	586,814	81,066	(388,662)	279,218
Total	$1,368,260	$500,398	$(1,194,639)	$674,019

b)	Unproved Properties - Descriptions

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

The Company also paid estimated completion cost of $56,734 for the well, Hulsey #1-8, on January 18, 2008; paid estimated drilling cost of $92,593 for the well, River #1-28, on February 12, 2008 and estimated completion costs of $63,111 on April 16, 2008.  During August to September 2008, the Company paid estimated drilling costs of $82,830 and estimated completion costs of $80,905 for the well, Hulsey #2-8.  All of the wells are for the 2007-1 Drilling Program.

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
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (Continued)

b)    Unproved Properties - Descriptions

Properties in Canada

iii.	Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at September 30, 2008, the Company had expended $162,996 of the well 3B9-23/3A11.  In March 2008, the Company joined the drilling of a new well, 2 HZ 3B9 LEG.  As at September 30, 2008, the Company had expended $37,070 on this well.  In September 2008, the Company joined the drilling of a new well, HZ 1C2-23 and paid a cash call of $79,152 (CAD$84,233).

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

5.           NATURAL GAS AND OIL EXPLORATION RISK (Continued)

d)	Foreign Operations Risk

The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

6.             NOTE PAYABLE

On February 12, 2008, the Company used a promissory note in exchange for proceeds of $90,000 from Venture Capital Asset Management.  The loan is unsecured and bears an interest rate of 10% per annum.  On September 3, 2008, the Company paid back the promissory note of $90,000 and the accrued interest of $5,016.

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

The information below reflects the change in the asset retirement obligations during the period ended September 30, 2008 and year ended December 31, 2007:

	September 30,	December 31,
	2008	2007
Balance, beginning of period	$111,803	$40,635
Liabilities assumed	-	66,292
Accretion expense	10,063	4,876
Balance, end of period	$121,866	$111,803

8.             SHARE CAPITAL

i.	Common Stock

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
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (Continued)

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

On August 13, 2008, the Company issued 500,000 common shares to the President and CEO and 400,000 common shares to the CFO as part of their compensation package.  The price of the share as of August 13, 2008 was $0.053.

Preferred Stock

The Company did not issue any preferred stock during the period ended September 30, 2008 (December 31, 2007 - $ Nil).

ii.	Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Options exercised for the nine-month ended September 30, 2008 was nil (Year ended December 31, 2007 - $42,097, related to options granted during the year ended December 31, 2007).  The changes in stock options are as follows:

	Number	Weighted average exercise price
Balance outstanding, December 31, 2007 Granted Forfeited Exercised Balance outstanding, September 30, 2008	240,000 - - -	$ 0.75 - - -
	240,000	$ 0.75

The weighted average assumptions used in calculating the fair value of stock options granted and vested during the year ended December 31, 2007 using the Black-Scholes option pricing model are as follows:

Risk-fee interest rate	3.77%
Expected life of the option	3 years
Expected volatility	69.03%
Expected dividend yield	-

The following table summarized information about the stock options outstanding as at September 30, 2008:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$ 0.75	240,000	0.47	240,000

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (Continued)

iii.	Common Stock Share Purchase Warrants

As at September 30, 2008, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

9.	RELATED PARTIES

During the nine-month period ended September 30, 2008, the Company paid $129,564 (September 30, 2007 - $81,596) for consulting fee and $30,919 for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On August 13, 2008, the Company issued to Douglas Bolen 500,000 shares of common stock and Kulwant Sandher 400,000 shares of common stock in consideration for services rendered.  The price of the share as of August 13, 2008 was $0.053.  The total cost of $47,700 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Stated in U.S. Dollars)

12.	SUBSEQUENT EVENT

On October 7, 2008, the Company announce that it has filed a Form S-4 with the Securities and Exchange Commission in order to register 27,168,832 of its common shares, which will form part of the consideration being offered to shareholders of The Stallion Group ("Stallion") in a proposed offer to acquire at least 80% of the shares of Stallion on a fully-diluted basis. Subject to the terms and conditions of the offer as contained in the Form S-4, it is anticipated that the consideration for each Stallion common share tendered in the offer and accepted would be 0.333 of a share of Delta common stock, and cash in the amount of $0.0008.

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

Liberty Valance Well

On February 7, 2001, we acquired an 8.9% working interest in a production gas well called the Liberty Valance RD1 Gas Unit (the “Liberty Valance Well”), which is located in the Rancho Capay Gas Field in Glenn County, California.  We acquired the Liberty Valance Well for $90,000.

Based upon a reserve report, reserves in the Liberty Valance Well were estimated at 1,032 (MCF) on December 31, 2006, translating in an estimate of $123 for the standardized measure of discounted cash flows remaining from reserves as of December 31, 2006.  The operator of the Liberty Valance Well markets each non−operator's share of gas production from this well and deducts all royalty burdens and operating expenses prior to the distribution of revenues.  The Liberty Valance Well generated revenue of $2,870 during the year ended December 31, 2006.  On January 1, 2007, we sold our remaining interest in the Liberty Valance Well for forgiveness of abandonment costs associated with this well.

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

Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 from Win.  We previously had anticipated that a test well would have been drilled on our property interest during the second quarter of 2008, but no date has been scheduled at the present time.

Strachan Prospect

On September 23, 2005, we entered into the Farmout Agreement with Odin Capital Inc. (“Odin”), a Calgary, Alberta corporation.  A former member of our board of directors, Mr. Philipchuk, maintains a 50% ownership interest in Odin.  Odin had the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property.  In exchange for us paying 4.0% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well, we will have earned:

(a)	In the Spacing Unit for the Earning Well:
(i)	a 2.0% interest in the petroleum and natural gas below the base of the Mannville, excluding natural gas in the Leduc formation; and
(ii)
a 4.0% interest in the natural gas in the Leduc formation before payout, subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of our Interest; and

(b)	a 1.6% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M.
(c)	a 1.289% interest in the rights below the base of the Shunda formation in Section 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

On October 6, 2005, drilling commenced on the Leduc formation test well.  Under the terms of the Farmout Agreement, we advanced 110% of the anticipated costs prior to drilling.  The total costs advanced by us prior to drilling were $347,431.  The well was drilled to the targeted depth of 13,650 feet.  During the three month period ended September 30, 2007, we paid additional drilling costs of $41,231 and have since incurred no additional drilling costs.

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

Palmetto Point Prospect - 12 Wells Phase - I

On February 21, 2006, we entered into an agreement with 0743608 B.C. Ltd., (“Assignor”), a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor’s ten percent (10%) gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C. (“Griffin”), a Mississippi based exploration company.  Under the terms of the agreement, we paid the Assignor $425,000 as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program.  We also entered into a Joint Operating Agreement directly with Griffin on February 24, 2006.

The Initial Drilling Program on ten (10) wells on the acquired property interest was completed by Griffin.  On August 4, 2006, we paid $70,000 in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.  All twelve wells have been drilled and currently seven wells are producing, we anticipate that three wells will be producing and are currently waiting to be tied into the pipeline, and two wells were not commercially viable and were plugged and abandoned. We refer to this drilling program as Palmetto Point Phase I.  Total revenue received from these wells for the three months ended September 30, 2008 was $10,425, as compared with $21,990 in revenues for the three months ended September 30, 2007.  Total revenue received from these wells for the nine months ended September 30, 2008 was $35,842, as compared with $51,575 in revenues for the nine months ended September 30, 2007.  The decrease in revenue was caused by a temporary halt in production of these wells during the reporting period due to water contamination of these wells.  Remedial actions were taken by the installation of a salt water disposal well which was successful in eliminating the water contamination.  These wells have recommenced production and are currently producing.

In October 2007, as part of Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.   This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.   The PP F-12 #2 encountered approximately three feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline and is currently producing oil.  Total revenue received from these two oil wells was $0 for the three months ended September 30, 2008 and $60,959 for the nine months ended September 30, 2008.  These two wells did not generate any revenue prior to 2008.  The revenue generated from these wells has been less than we anticipated as a result of a halt in production of these wells during the reporting period due to the flooding of the Mississippi basin where these wells are located.  We anticipate that these wells will recommence production during the quarter ended December 31, 2008.

Palmetto Point Prospect - 50 wells – Phase II

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprised of up to fifty natural gas and/or oil wells. The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in September 2006.  The site of the first twenty wells is located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production.  The drilling program was conducted by Griffin in its capacity as operator.  We agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8.0% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation.  The cost during the quarter ending September 30, 2006 amounted to $100,000.  During the fourth quarter of fiscal 2006, we made additional payments of $300,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.  We did not incur any additional payments other than drilling costs for these prospects in 2007.  We do not anticipate that we will incur any additional payments other than drilling costs for these prospects going forward.

We drilled seven wells, of which two have been abandoned (the Dixon #1 and the Randall #1).  Our costs attributable to these two abandoned wells was $67,523.  Of the successful four wells, the Redbug #1, Redbug #2 and the Buffalo River #1 began producing in the three months ended March 31, 2007 and the Faust #1, is awaiting connection to the nearby pipeline for production.  The revenue received from these wells for the three months ended September 30, 2008 was $22,028, as compared to $2,389 for the three months ended September 30, 2007.  The revenue received from these wells for the nine months ended September 30, 2008 was $73,837, compared to $9,066 for the nine months ended September 30, 2007.  The increase in revenue was caused by ongoing production for the entire nine month period ended September 30, 2008, as opposed to partial production commencing during the nine months ended September 30, 2007.

Wordsworth Prospect

On April 10, 2006, we entered into a farmout, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada, referred to as the Wordsworth area, for the purchase price of $152,724.  We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property.  In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect.  Payout refers to the return of our initial investment in the property.  In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.  Our total costs as at December 31, 2007 was $222,649.

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect.  The initial drilling of this well and subsequent testing revealed that this well contained oil reserves suitable for commercial production.  In June 2006, this initial well began producing as an oil well.  The revenue received from this well for the three months ended September 30, 2008 was $33,406, as compared to $29,174 for the three months ended September 30, 2007.  The revenue received from this well for the nine months ended September 30, 2008 was $88,921, as compared to $104,118 for the nine months ended September 30, 2007.  The reduction in revenue was caused by the reduction in our working interest from 15% to 7.5% after payout and partially offset by an increase in commodity prices.  We do not expect the increase in commodity prices to continue for the remainder of the current fiscal year.

The second horizontal well was drilled in May 2007 at a cost of $198,152.  Initial logs indicated hydrocarbon showings in an oil-bearing zone estimated to be approximately 770 feet in the horizontal section.  However, due to the high water content in fluid removed from this well, the operator determined that it was not commercially productive and it was plugged and abandoned.

In April 2008, the operator recommended re-entering the second horizontal well with a view to drilling horizontally in a different direction starting at the base of the vertical portion of that well.  We elected to participate in this re-entry on the same terms and conditions as the previous wells.  This well was drilled at a cost of $33,812.  No economic hydrocarbons were found and this well was plugged and abandoned.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect (the “Powell #2”).  The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing.  Based upon the positive result of the testing of the Powell #2, this well was completed and commercial production commenced in August 2006.  Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 which was $68,987.  Initially, the Powell #2 began flowing oil and natural gas under its own pressure without the assistance of a pump.  Revenue generated from the Powell #2 for the three months ended September 30, 2008 was $18,533, as compared to $129,567 for the three months ended September 30, 2007.  Revenue generated from the Powell #2 for the nine months ended September 30, 2008 was $173,577, as compared to $366,975 for the nine months ended September 30, 2007.  The reduction in revenue was caused by the Powell #2 being temporarily taken out of production in order to address maintenance issues and a reduction in oil production from the well.

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

In January 2007, we commenced drilling of another well (the “Isbill #2-36”). Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion.  The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing.  The revenue received from the Isbill #2-36 for the three months ended September 30, 2008 was $0, as compared to $40,777 for the three months ended September 30, 2007.  The revenue received from the Isbill #2-36 for the nine months ended September 30, 2008 was $122,970, as compared to $80,585 for the nine months ended September 30, 2007.  We attribute the increased revenues from the Isbill #2-36 in the current reporting period to an increase in the price of a barrel of oil.  Our operator has experienced some maintenance difficulties in operating this well and this resulted in no revenue being generated from the Isbill #2-36 during the three months ended September 30, 2008.

In July 2008, we sold both the Powell #2 and Isbill #2-36 wells and all interest in the Owl Creek Prospect for gross proceeds of $1,309,826.  We realized a gain on sale of the property of $719,145.  We decided to dispose of the property based on the declining rates of production experienced by the operator and the reasonable offer for the both wells and the surrounding lands of 1,120 acres.

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

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.  The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008. The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day.  The Elizabeth #1-25 has been plugged and abandoned.  Total revenue received from these wells for the three months ended September 30, 2008 was $638 and $46,430 for the nine months ended September 30, 2008.  These two wells did not generate any revenue prior to 2008.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original Drilling Program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.  Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 commenced production and the total revenue received for the three and nine month period ended September 30, 2008 was $75,231.  Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three month period ended September 30, 2008 was $38,273.  The total revenue from this well for the nine month period ended September 30, 2008 was $95,451.

Results of Operations for the three and nine months ended September 30, 2008 and 2007

Our gross revenue generated for the three months ended September 30, 2008 was $909,222, an increase of approximately 294% from revenues of $230,483 for the three months ended September 30, 2007.  Our gross revenue generated for the nine months ended September 30, 2008 was $1,492,362, an increase of approximately 134% from revenues of $638,126 for the nine months ended September 30, 2007.  The increase in gross revenue for the three and nine months ended September 30, 2008, when compared the three and nine months ended September 30, 2007, is attributable to the sale of our working interest in the Owl Creek Prospect during the three months ended September 30, 2008 for a gain of $719,146.

Revenue generated from natural gas and oil sales was $190,076 for the three months ended September 30, 2008, a decrease of approximately 18% from $230,483 for the three months ended September 30, 2007.  The decrease in revenue from natural gas and oil sales for the three months ended September 30, 2008, when compared the three months ended September 30, 2007, is primarily attributable to our wells in the Owl Creek Prospect not generating revenue for the entire three month period ended September 30, 2008 due to a temporary suspension of production in order to address maintenance issues and the sale of our working interest in the Owl Creek Prospect in July 2008.

Revenue generated from natural gas and oil sales was $773,216 for the nine months ended September 30, 2008, an increase of approximately 21% from $638,126 for the nine months ended September 30, 2007.  The increase in revenue from natural gas and oil sales for the nine months ended September 30, 2008, when compared the nine months ended September 30, 2007, is primarily attributable to revenues received from the additional wells from the Owl Creek and Palmetto prospects which started to produce revenue during the reporting period and an increase in commodity prices achieved on sales of hydrocarbons.

We incurred costs and expenses in the amount of $250,147 for the three months ended September 30, 2008, a 43% decrease from costs and expenses of $440,296 for the three months ended September 30, 2007.  We incurred costs and expenses in the amount of $1,123,247 for the nine months ended September 30, 2008, a 38% decrease from costs and expenses of $1,804,437 for the nine months ended September 30, 2008.

The decrease in costs and expenses for the three and nine months ended September 30, 2008, when compared the three and nine months ended September 30, 2007, is primarily attributable to the following factors:

•
General and administrative costs for the three months ended September 30, 2008 decreased to $158,457 from $163,918 for the three months ended September 30, 2007, a decrease of 3%.  General and administrative costs for the nine months ended September 30, 2008 decreased to $344,090 from $1,075,260 for the nine months ended September 30, 2007, a decrease of 68%.  The decrease in general and administrative costs was caused by a reduction in stock based compensation expense attributable to the issuances of stock options and shares of common stock.  Stock based compensation expense for the three months ended September 30, 2008 was $47,700 as compared to $53,477 for the three months ended September 30, 2007.  Stock based compensation expense for the nine months ended September 30, 2008 was $47,700, as compared to $680,397 for the nine months ended September 30, 2007.

•
Natural gas and oil operating costs for the three months ended September 30, 2008 increased to $48,516 from $44,040 for the three months ended September 30, 2007, an increase of 10%.  Natural gas and oil operating costs for the nine months ended September 30, 2008 increased to $179,626 from $127,301 for the nine months ended September 30, 2007, an increase of 41%.  The increase in natural gas and oil operating costs is attributable to an increase in the number of producing wells in the three and nine months ended September 30, 2008, as compared to the same reporting periods in the prior year.

•
Depreciation and depletion expense for the three months ended September 30, 2008 decreased to $39,820 from $232,338 for the three months ended September 30, 2007, a decrease of 83%.  Depreciation and depletion expense for the nine months ended September 30, 2008 decreased to $200,767 from $561,287 for the nine months ended September 30, 2007, a decrease of 64%.  The decrease in depreciation and depletion expense is attributable to an increase in the estimated recoverable reserves and a reduction is uneconomic wells in the three and nine months ended September 30, 2008, as compared to the same reporting periods in the prior year; and

•
We recorded no impairment of natural gas and oil properties expense for the three months ended September 30, 2008 or 2007.  Impairment of natural gas and oil properties expense for the nine months ended September 30, 2008 increased to $388,702 from $40,589 for the nine months ended September 30, 2007, an increase of 858%.  The substantial increase in impairment of natural gas and oil properties expense for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is attributable to the impairment of our working interests in Strachan, Alberta, Canada resulting from our evaluation that the costs associated with these prospects are highly unlikely to be recovered.

The net operating income for the three months ended September 30, 2008 was $659,075, compared to a net operating loss of $209,813 for the three months ended September 30, 2007.  The net operating income for the nine months ended September 30, 2008 was $369,115, compared to an operating net loss of $1,166,311 for the nine months ended September 30, 2007.

We reported other expenses of $385 for the three months ended September 30, 2008, as compared to other income of $9,364 in the three months ended September 30, 2007.  We reported other expenses of $3,551 for the nine months ended September 30, 2008 and other income of $32,563 for the nine months ended September 30, 2007.  Other expenses were attributable to interest expenses for a note payable which was paid in full during the reporting period.

Net income for the quarter ended September 30, 2008 was $658,690, compared to a net loss of $206,558 for the quarter ended September 30, 2007. Net income for the nine months ended September 30, 2008 was $365,564, compared to a net loss of $1,114,018 for the nine months ended September 30, 2007.  Profitability during the three and nine months ended September 30, 2008 was attributable to an increase in revenues from new and existing wells, a reduction in operating expenses and the sale of the Owl Creek Prospect.

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

Liquidity and Capital Resources

As of September 30, 2008, we had total current assets of $1,209,909 and total current liabilities in the amount of $26,566.  As a result, we had working capital of $1,183,353 as of September 30, 2008.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  As such, we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2008.  During the three months March 31, 2008, we received $90,000 from financing activities involving loan issuance.  We repaid this loan during the quarter ended September 30, 2008, including interest charges of $5,016.

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

Operating activities generated $414,805 in cash for the nine months ended September 30, 2008.  Our positive cash flow for the nine months ended September 30, 2008 was caused by the redemption of certain cash equivalents.

Cash flows provided by investing activities during the nine months ended September 30, 2008 was $681,506.  Our positive cash flow for the nine months ended September 30, 2008 was primarily caused by sale proceeds of natural gas and oil working interests in the amount of $1,309,826.

Cash flows provided by financing activities during the nine months ended September 30, 2008 primarily consisted of $95,414 related to the registration of shares under Form S-4.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the nine months ended September 30, 2008 are as follows:

•	Revenue received as a result of royalties from natural gas and oil producing properties;

•	Property acquisition costs; and

•	Sale of the Owl Creek Prospect.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $2,992,372 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At September 30, 2008 and 2007, we had no overproduced imbalances.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Douglas Bolen, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.       Risk Factors

Not Applicable.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below, we did not issue any securities without registration under the Securities Act during the reporting period.

On March 1, 2006, we entered into a consulting agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us (the “LMM Consulting Agreement”). Douglas Bolen, our Chief Executive Officer, is the sole shareholder, officer, and director of LMM.  Pursuant to the terms of the LMM Consulting Agreement, we issued to Mr. Bolen 500,000 shares of our common stock during the reporting period.  These shares were issued pursuant to Section 4(2).  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On January 1, 2008, we entered into a consulting agreement with Hurricane Corporate Services Ltd.  (“Hurricane”) to provide consulting services to us (the “Hurricane Consulting Agreement”). Kulwant Sandher, our Chief Financial Officer, is the sole shareholder, officer, and director of Hurricane.  Pursuant to the terms of the Hurricane Consulting Agreement, we issued to Mr. Sandher 400,000 shares of our common stock during the reporting period.  These shares were issued pursuant to Section 4(2).  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.       Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	November 7, 2008

By: /s/ Douglas Bolen Douglas Bolen Title: Chief Executive Officer and Director
Date:	November 7, 2008
By: /s/ Kulwant Sander Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
  for the Quarter Ended September 30, 2008

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