Form 10-K
period 2008-12-31
DELTA OIL & GAS INC
filed 2009-03-31
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______

Commission file number:  000-52001

Delta Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Colorado	91-210350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 144 4th Avenue, S.W., Calgary, Alberta, Canada, T2P 3N4
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (866) 355-3644

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

As of June 30, 2008, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.09 was: $4,037,292

The number of shares of our common stock outstanding as of January 14, 2009 was: 46,840,506

Documents Incorporated by Reference:  Parts of our definitive proxy statement to be prepared and filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
DELTA OIL & GAS, INC.
DECEMBER 31, 2008

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	38

Signature Page
Exhibit Index

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Delta Oil & Gas,” “Delta”, the “Company,” “we,” “us,” or “our” refer to Delta Oil & Gas, Inc., unless otherwise indicated.

PART I
ITEM 1.    Business.

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

Business of Delta

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in acreage in Palmetto Point, Mississippi; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and South Central, Oklahoma.

Todd Creek Prospect and Hillspring Prospect

On November 26, 2004, through our wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into two agreements (the "Agreements") with Win Energy Corporation, ("Win Energy"), an Alberta based oil & gas exploration company, in order to acquire an interest in leases owned by Win Energy. On or about January 25, 2005, we paid Win Energy the full purchase price set forth in the Agreements and acquired a 20% working interest in a property known as Todd Creek and a 10% working interest in a property known as Hillspring. Both properties are located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.

Todd Creek Prospect

On January 25, 2005, we acquired a 20% working interest in 13.75 sections of land (8,800 acres) in Todd Creek for the purchase price of $597,263 from Win Energy.  Included in the acquisition was a test well that has been drilled and cased. Under the terms of this agreement, Win has assumed all costs of drilling and completing or abandoning the test well up to gross costs of $1,330,000. Thereafter, we will assume responsibility for 20% of all costs, risks, and expenses relating to the test well.  During the second quarter of 2007, we paid a cash call of $258,139 as our share of costs for the proposed drilling program.

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

In October 2006, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada (the “13-33 well”) at a cost of $314,954.  Independent reserves reports we commissioned indicated that no economic hydrocarbons were present.  As a result, the 13-33 well was plugged and abandoned.

 Hillspring Prospect

On January 25, 2005, we acquired a 10% working interest in one section of land (640 acres) in Hillspring for the purchase price of $414,766 from Win Energy. We previously had anticipated that a test well would have been drilled on our property interest during the second quarter of 2008, but no date has been scheduled at the present time.

Strachan Prospect

On September 23, 2005, we entered into the Farmout Agreement with Odin Capital Inc. (“Odin Capital”), a Calgary, Alberta corporation. A former member of our board of directors, Mr. Philipchuk, maintains a 50% ownership interest in Odin Capital. Odin Capital had the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property. In exchange for us paying 4.0% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well, we will have earned:

1.	in the Spacing Unit for the Earning Well:

(a)	a 2.0% interest in the petroleum and natural gas below the base of the Mannville, excluding natural gas in the Leduc formation; and

(b)	a 4.0% interest in the natural gas in the Leduc formation before payout, subject to payment of the Overriding Royalty which is convertible upon payout at royalty owners option to 50% of our Interest;

2.	a 1.6% interest in the rights below the base of the Shunda formation in Section 10, Township 38, Range 9W5M; and

3.	a 1.289% interest in the rights below the base of the Shunda formation in Section 15 and 16, Township 38, Range 9W5M, down to the base of the deepest formation penetrated.

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

           Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well in July 2006 and have committed to perform a full testing program. During the three months ended March 31, 2008, testing showed that no economic hydrocarbons were present, the well was abandoned and  the costs of $388,662 was transferred to the proven cost pool for depletion.

Palmetto Point Prospect - 12 Wells Phase - I

On February 21, 2006, we entered into an agreement with 0743608 B.C. Ltd., (“Assignor”), a British Columbia based oil and gas exploration company, in order to accept an assignment of the Assignor’s 10% gross working and revenue interest in a ten-well drilling program (the “Drilling Program”) to be undertaken by Griffin & Griffin Exploration L.L.C. (“Griffin Exploration”), a Mississippi based exploration company. Under the terms of the agreement, we paid the Assignor $425,000 as payment for the assignment of the Assignor’s 10% gross working and revenue interest in the Drilling Program. We also entered into a Joint Operating Agreement directly with Griffin Exploration on February 24, 2006.

The initial Drilling Program on ten wells on the acquired property interest was completed by Griffin Exploration. On August 4, 2006, we paid $70,000 to Griffin Exploration in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin Exploration on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. All twelve wells have been drilled and currently seven wells are producing, we anticipate that three wells will be producing and are currently waiting to be tied into the pipeline, and two wells were not commercially viable and were plugged and abandoned. We refer to this drilling program as Palmetto Point Phase I.  Total revenue received from these wells for the year ended December 31, 2008 was $38,981, compared with $70,821 in revenues for the year ended December 31, 2007.  The decrease in revenue was caused by the ceasing of production in wells that had higher than expected water content; however, this was partially offset by an increase in commodity prices during the year.

In October 2007, as part of Palmetto Point Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.   This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.   The PP F-12 #2 encountered approximately three feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline and is currently producing oil.  Total revenue received from these two oil wells was $101,992 for the year ended December 31, 2008 compared to $57,964 for the prior year ended December 31, 2007.  The increase in revenue was caused by the addition of a second offset well and an increase in commodity prices during the year.  The revenue generated from, these wells has been less than we anticipated as a result of an approximate four month halt in production of these wells during the fiscal year ended December 31, 2008 due to the flooding of the Mississippi basin where these wells are located.

Palmetto Point Prospect - 50 wells – Phase II

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprised of up to fifty natural gas and/or oil wells. The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and Northeastern Louisiana. Drilling commenced in September 2006. The site of the first twenty wells is located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production. The drilling program was conducted by Griffin Exploration in its capacity as operator. We agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8.0% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation. The cost during the quarter ending September 30, 2006 amounted to $100,000. During the fourth quarter of fiscal 2006, we made additional payments of $300,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement. We did not incur any additional payments other than drilling costs for these prospects in 2007.  We do not anticipate that we will incur any additional payments other than drilling costs for these prospects going forward.

           To date, we have drilled seven wells of which two have been abandoned (the Dixon #1 and the Randall #1).  Our costs attributable to these two abandoned wells was $67,523. Of the successful four wells, the Redbug #1, Redbug #2 and the Buffalo River #1 began producing in the three months ended March 31, 2007 and the Faust #1, is awaiting connection to the nearby pipeline for production. The revenue received from these wells for the year ended December 31, 2008 was $79,050 as compared to $13,045 for the year ended December 31, 2007.  The increase in revenue was caused by ongoing production for the entire year ended December 31, 2008, as opposed to partial production in 2007 as a result of production commencing during the nine months ended September 30, 2007 and an increase in commodity prices during the year.

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

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contained oil reserves suitable for commercial production. In June 2006, this initial well began producing as an oil well.  The revenue received from this well for the year ended December 31, 2008 was $104,989, as compared to $131,213 for the year ended December 31, 2007.  The reduction in revenue was caused by the natural decline of reserves in the well; however, this was partially offset by the increase in commodity prices during the year.

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

 Owl Creek Prospect

On June 1, 2006, we entered into an Assignment Agreement with Brinx Resources, Ltd., (“Brinx Resources”), a Nevada oil & gas exploration company, in order to acquire a working interest in lands and leases owned by Brinx Resources. The purchase price of $300,000 for the assignment and options to acquire future interests has been paid in full. We paid a further $68,987 for our proportion of costs associated with the completion of the first well. The lands are located in Garvin and McClain counties in Oklahoma and we refer to the lands as the “Owl Creek Prospect.”

           Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect (the “Powell #2”).  The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing of the Powell #2, this well was completed and commercial production commenced in August 2006.  Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 which was $68,987.  Initially, the Powell #2 began flowing oil and natural gas under its own pressure without the assistance of a pump.  Revenue generated from the Powell #2 for the year ended December 31, 2008 was $265,062, as compared to $481,584 for the year ended December 31, 2007.  In July 2008, the Company disposed of its holdings in Powell #2 and the surrounding area for $760,438.

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

           In January 2007, we commenced drilling of another well (the “Isbill #2-36”). Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion. The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing.  The revenue received from the Isbill #2-36 for the year ended December 31, 2008 was $122,969, as compared to $141,042 for the year ended December 31, 2007.  In July 2008, the Company disposed of its holdings in Isbill #2-36 and the surrounding area for $549,388.

In July, 2008, we sold both the Powell #2 and Isbill #2-36 wells and all interest in the Owl Creek Prospect for gross proceeds of $1,309,826.  We realized a gain on sale of the property of $1,067,447.  We decided to dispose of the property based on the declining rates of production experienced by the operator and the reasonable offer for both wells and the surrounding lands of 1,120 acres.

 2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation (“Ranken Energy”) to participate in a five well drilling program in Garvin and Murray counties in Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program. To date, we have paid the sum of $514,619.

Three wells drilled (the "Wolf #1-7", the "Loretta #1-22" and the “Ruggles #1-15") were deemed by the operator to not be commercially viable and as such, were plugged and abandoned.  The proportionate costs associated with these abandoned wells amounted to $244,989, which were moved to the proved properties cost pool for depletion.

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.    The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008. The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day. The Elizabeth #1-25 has been plugged and abandoned.  Total revenue received from these wells for the year ended December 31, 2008 was $46,923.  These two wells did not generate any revenue prior to 2008.

           The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.  Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 commenced production and the total revenue received for the year ended December 31, 2008 was $79,897.  Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the year ended December 31, 2008 was $111,498.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2008 or 2007.

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

Employees

We have no employees other than our Chief Executive Officer, Mr. Douglas N. Bolen, and our Chief Financial Officer, Mr. Kulwant Sandher.

 ITEM 1A.       Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risk Factors

Risks Associated With Our Business

Operational Risks of Delta

Because we have experienced significant losses since inception, it is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations.

We suffered net losses since our inception, including net losses of $215,826 for the year ended December 31, 2008 and $2,249,959 for the year ended December 31, 2007. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

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

Acquisitions of working interests in oil and gas properties have been an important element of our business, and we will continue to pursue acquisitions of new prospects in the future. In the last year, we have pursued and consummated the acquisition and drilling of new prospects that have provided us opportunities to grow our production and reserves. Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new properties may not generate revenues comparable to our existing properties, the anticipated cost efficiencies or synergies may not be realized and these properties may not be integrated successfully or operated profitably. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations. Even though we perform a due diligence review (including a review of title and other records) of the properties we seek to acquire that we believe is consistent with industry practices, these reviews are inherently incomplete. Even an in-depth review of records and properties may not necessarily reveal existing or potential problems or permit us to become familiar enough with the properties to assess fully their deficiencies and potential. Even when problems are identified, we may assume certain environmental and other risks and liabilities in connection with the acquired properties. The discovery of any material liabilities associated with our acquisition of Stallion could harm our results of operations. In addition, acquisitions of working interests may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

Because our chief executive officer does not have any significant training and/or experience in oil and natural gas exploration, development, acquisition and production, our financial success could suffer irreparable harm as a result of his decisions and choices.

Mr. Douglas N. Bolen, our chief executive officer, does not have any significant training or experience with oil and natural gas exploration, development, acquisition and production. With no direct training or experience in these areas, our chief executive officer may not be fully aware of many of the specific requirements related to working within this industry. Our management’s decisions and choices may fail to take into account standard engineering or managerial approaches oil and gas companies commonly utilize. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

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

As noted in our financial statements, we have only recently commenced operations. The audit report of STS Partners LLP, Chartered Accountants issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

Because we presently do not carry liability or title insurance on any of our properties and do not plan to secure any in the future, we are vulnerable to excessive potential claims and loss of title.

We do not maintain insurance against public liability, environmental risks or title on any of our properties. The possibility exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title. As a result, any claims against us may result in liabilities we will not be able to afford resulting in the failure of our business.

The laws of the State of Colorado and our Articles of Incorporation may protect our directors from certain types of lawsuits.

The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our articles of incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Market Risks

Our stock price may be volatile and as a result you could lose all or part of your investment.

In addition to volatility associated with over the counter securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•           changes in the worldwide price for oil and gas;

•           disappointing results from our exploration or development efforts;

•           failure to meet our revenue or profit goals or operating budget;

•           decline in demand for our common stock;

•           downward revisions in securities analysts’ estimates or changes in general market conditions;

•           technological innovations by competitors or in competing technologies;

•           investor perception of our industry or our prospects; and

•           general economic trends.

In addition, stock markets generally have experienced extreme price and volume fluctuations and the market prices of securities generally have been highly volatile. These fluctuations are often unrelated to operating performance of a company and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

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

•           marketing of oil and natural gas production.

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

Numerous factors beyond our control could affect the marketability of oil and natural gas, so we may experience difficulty selling any oil and natural gas.

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

Risks Relating to Our Business

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

Risks Relating to our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  Beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, we are required to furnish a report by our management on our internal control over financial reporting.  Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of our common stock and 25,000,000 shares of preferred stock.  The common stock or preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

If we issue shares of preferred stock with superior rights than our common stock, it could result in the decrease the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 25,000,000 shares of preferred stock. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Indemnification of officers and directors.

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against such individuals.

ITEM 1B.       Unresolved Staff Comments.

None.

ITEM 2.          Properties.

Description of Our Property

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

December 31,
	2008		2007		2006
	Oil (Bbls)	Gas (Mcf)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved Producing & Non-Producing Reserves	47,133	96,395	165,638	79,873	32,721	43,496
Estimated future net cash flows from proved oil and gas reserves	1,109,291		$6,808,750		$795,203
Present value of net cash flows from proved oil and gas reserves	875,897		$4,688,087		$611,152

Production

Production Data	Year ended December 31,
	2008	2007	2006
Production -
Oil (Bbls)	6,377	11,514	29,280
Gas (Mcf)	28,559	18,304	3,797
Average Sales Price -
Oil (Bbls)	$90.00	$64.00	$58.00
Gas (Mcf)	$6.00	$6.00	$4.60
Average Production Costs per Mcf	$2.00	$2.00	$2.50

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2008:

	Producing Wells [3]				Developed Acreage
	Oil		Gas
	Gross [1]	Net [2]	Gross [1]	Net [2]	Gross [1]	Net [2]
Alberta, Canada (Todd Creek)	Nil	Nil	Nil	Nil	Nil	Nil
Alberta, Canada (Hillspring)	Nil	Nil	Nil	Nil	Nil	Nil
Palmetto Point, Mississippi (Palmetto)	2	0.17	3	0.255	1,273	127
Saskatchewan, Canada (Wordsworth)	2	0.15	Nil	Nil	160	12
Ranken 2006-03 Drilling Program	1	0.10	Nil	Nil	340	34
Ranken 2007-01 Drilling Program	2	0.40	2	0.40	300	60
Garvin & McClain Counties, Oklahoma (Owl Creek)	Nil	Nil	Nil	Nil	Nil	Nil

[1]	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
[2]
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

[3]	Productive wells are producing wells and wells capable of production.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2008:

	Undeveloped Acreage [1] as of December 31, 2008
	Gross	Net
Alberta, Canada (Todd Creek)	Nil	Nil
Alberta, Canada (Hillspring)	Nil	Nil
Alberta, Canada (Strachan)	Nil	Nil
Palmetto Point, Mississippi (Palmetto) – Phase I & II	300,000	30,000
Saskatchewan, Canada (Wordsworth)	4,800	720
Ranken 2006 – 03 Drilling Program	820	80
Ranken 2007 – 01 Drilling Program	420	200
Garvin & McClain Counties, Oklahoma (Owl Creek)	Nil	Nil

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

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive [1]	Dry [2]	Productive [1]	Dry [2]
Alberta, Canada (Todd Creek)
2008	0	0	0	0
2007	0	0	0	0
2006	0.20	0	0	0
Alberta, Canada (Hillspring)
2008	0	0	0	0
2007	0	0	0	0
2006	0	0	0	0
Alberta, Canada (Strachan)
2008	0	0	0	0
2007	0	0	0	0
2006	0	0	0	0
Palmetto Point, Mississippi (Palmetto)
2008	1.17	1.22	0	0
2007	1.17	1.22	0	0
2006	1.44	0.36	0	0
Saskatchewan, Canada (Wordsworth)
2008	0.075	0	0	0
2007	0.075	0.075	0	0
2006	0.075	0	0	0
Ranken 2006-3 Drilling Program
2008	0.10	0	0	0
2007	0.10	0.20	0	0
2006	0	0	0	0
Ranken 2007-1 Drilling Program
2008	0.20	0.20	0	0
2007	0.20	0.20	0	0
2006	0	0	0	0
Garvin & McClain Counties, Oklahoma (Owl Creek)
2008	0	0	0	0
2007	0.20	0	0.20	0
2006	0.20	0	0.20	0.20
Totals

[1]	A productive well is an exploratory or development well that is not a dry well.
[2]	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

ITEM 3.      Legal Proceedings.

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB. The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  Our shares are quoted on the OTCBB under the symbol “DOIG.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2008
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2008	$0.305	$0.15
June 30, 2008	$0.18	$0.089
September 30, 2008	$0.10	$0.045
December 31, 2008	$0.065	$0.01

Fiscal Year Ended December 31, 2007
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2007	$1.28	$0.71
June 30, 2007	$0.94	$0.50
September 30, 2007	$0.565	$0.155
December 31, 2007	$0.59	$0.21

Holders of Common Stock

As of January 31, 2008, we had approximately eighty-seven (87) shareholders of record of our common stock and several other shareholders hold shares in street name.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2008.

Equity Compensation Plan as of December 31, 2008

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holder	0	0	5,249,512
Total	0	0	5,249,512

On January 3, 2005, we adopted the 2005 Stock Incentive Plan, which provides for the grant of stock options to our employees, officers, directors and consultants. We registered the shares of our common stock issuable under the 2005 Stock Incentive Plan and reserved these shares for the granting of options and rights.

Recent Issuances of Unregistered Securities

There were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.       Selected Financial Data.

Not applicable.

  ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.

There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) changes in our business strategy; (ii) the uncertainty of reserve estimates and timing of development expenditures; (iii) access and availability of materials, equipment, supplies, labor and supervision, power and water; (iv) results of current and future exploration activities; (v) results of pending and future feasibility studies; (vi) accidents and labor disputes; (vii)  disappointing results from our exploration or development efforts; (viii) failure to meet our revenue or profit goals or operating budget; (ix) decline in demand for our common stock; (x) downward revisions in securities analysts’ estimates or changes in general market conditions; (xi) investor perception of our industry or our prospects; (xii) technological changes in the oil and gas exploration industry, including technological innovations by competitors or in competing technologies; (xiii) the proximity of natural gas production to natural gas pipelines; (xiv) the availability of pipeline capacity; (xv) the demand for oil and natural gas by utilities and other end users; (xvi) the availability of alternate fuel sources; (xvii) the effect of inclement weather, such as hurricanes; (xviii) changes in oil and gas exploration, processing and overhead costs;  (xix) unexpected changes in business and economic conditions; (xx) changes in interest rates and currency exchange rates;  (xxi) commodity price fluctuations, including changes in the worldwide price for oil and gas; (xxii) state and federal regulation of oil and natural gas marketing; and (xxiii) federal regulation of natural gas sold or transported in interstate commerce; (xxiv) local and community impacts and issues;

For the Years Ended December 31, 2008 and 2007

Revenues

We generated total revenue of $1,927,539 for the year ended December 31, 2008, an increase of approximately 111% from revenues of $913,808 for the year ended December 31, 2007.  During the year ended December 31, 2008, $860,092 of the revenue we generated was attributable to natural gas and oil sales and $1,067,447 was attributable to a gain on the disposition of our working interest in the Owl Creek Prospect during the three months ended September 30, 2008.  During the year ended December 31, 2007, our revenue generated was entirely attributable to natural gas and oil sales.  The increase in total revenue for the year ended December 31, 2008, when compared to the year ended December 31, 2007, is attributable revenue of $1,067,447, which was recognized from the sale of our working interest in the Owl Creek Prospect during the nine months ended September 30, 2008.  The decrease in revenue generated from natural gas and oil sales for the year ended December 31, 2008, when compared to the year ended December 31, 2007, is primarily attributable our inability to recognize revenue for the entire 2008 fiscal year from the Owl Creek Prospect resulting from the sale of our working interest in this property during the nine months ended September 30, 2008.

Costs and Expenses

We incurred costs and expenses in the amount of $2,141,979 for the year ended December 31, 2008, a 32% decrease from costs and expenses of $3,185,239 for year ended December 31, 2007.

The decrease in costs and expenses for the year ended December 31, 2008, when compared the year ended December 31, 2007, is primarily attributable to the following factors:

•
General and administrative costs for the year ended December 31, 2008 decreased to$222,269 from $1,375,933 for the year ended December 31, 2007, a decrease of 78%.  The decrease in general and administrative costs was caused by a reduction in stock based compensation expense attributable to the issuances of stock options and shares of common stock.  Stock based compensation expense for the year ended December 31, 2008 was $47,700 as compared to $680,397 for the year ended December 31, 2007.  Further reductions in administrative costs was due to foreign exchange gains increasing to $181,370 (December 31, 2007: $(184,136)) as the Canadian dollar weakened against the US dollar.

•
Natural gas and oil operating costs for the year ended December 31, 2008 increased to $222,269 from $199,062 for the year ended December 31, 2007, an increase of 12%. The increase in natural gas and oil operating costs is attributable to an increase in the number of new producing wells for the year ended December 31, 2008, as compared to the year ended December 31, 2007.

•
Depreciation and depletion expense for the year ended December 31, 2008 decreased to $265,942 from $667,513 for the year ended December 31, 2007, a decrease of 60%. The decrease in depreciation and depletion expense is attributable to the disposal of two wells and was partially offset by additional uneconomic wells that were moved to the proved property pool for depletion; and

•
Impairment of natural gas and oil properties expense for the year ended December 31, 2008 increased to $1,393,687 from $936,584 for the year ended December 31, 2007, an increase of 49%.  The substantial increase in impairment of natural gas and oil properties expense for the year ended December 31, 2008, as compared to the year ended December 31, 2007, is attributable to the impairment of our working interests in the Company’s prospects resulting from our third party evaluation that the costs associated with these prospects are highly unlikely to be recovered based on the commodity price prevalent at December 31, 2008.

Net Operating Loss

The net operating loss for the year ended December 31, 2008 was $214,440, compared to a net operating loss of $2,271,431 for the year ended December 31, 2007.

Other Income and Expense

We reported other net income of $2,009 for the year ended December 31, 2008, as compared to other income of $37,052 in the year ended December 31, 2007. Other expenses were attributable to interest expenses for a note payable which was paid in full during the reporting period.

Net Loss

Net loss for the year ended December 31, 2008 was $215,826, compared to a net loss of $2,249,959 for the year ended December 31, 2007. The reduction in loss for the year ended December 31, 2008 was attributable to an increase in revenues from new and existing wells, a reduction in operating expenses and the sale of the Owl Creek Prospect.

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

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $1,057,369 and total current liabilities in the amount of $50,157.  As a result, we had working capital of $1,007,212 as of December 31, 2008.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  As such, we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2008.  During the three months March 31, 2008, we received $90,000 from financing activities involving loan issuance.  We repaid this loan during the quarter ended September 30, 2008, including interest charges of $5,016.  We received $0 from financing activities involving share issuances for the year ended December 31, 2008, compared to $45,000 for the year ended December 31, 2007.

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

Cash Used in Operating Activities

Operating activities generated $445,122 in cash for the year ending December 31, 2008, compared to $90,830 in cash used for operating activities for the year ended December 31, 2007.  Our positive cash flow for the year ending December 31, 2008 was caused by the redemption of certain cash equivalents.

Cash Used in Investing Activities

Cash flows provided by investing activities for the year ending December 31, 2008 was $596,614, compared to $1,551,813 cash used in investing activities for the year ended December 31, 2007.  Our positive cash flow for the year ending December 31, 2008 was primarily caused by sale proceeds of natural gas and oil working interests in the amount of $1,309,826.

Cash from Financing Activities

Cash flows provided by financing activities for the year ending December 31, 2008 primarily consisted of $(132,289) related to the cost of registration of shares under Form S-4, compared to $45,000 in cash received from financing activities for the year ended December 31, 2007.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the year ending December 31, 2008 are as follows:

•	Revenue received as a result of royalties from natural gas and oil producing properties;

•	Property acquisition costs; and

•	Sale of the Owl Creek Prospect.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses..

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $3,573,762 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Oil and Gas Joint Ventures

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At December 31, 2008 and 2007, we had no overproduced imbalances.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our future financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to us since we do not have derivative instruments or hedging activity.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our financial statements.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.        Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.        Other Information.

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name of Nominee	Age	Position	Director Since
Douglas N. Bolen	43	Chief Executive Officer, Principal Executive Officer, Director	2004
Kulwant Sandher	47	Chief Financial Officer, Secretary, Principal Financial Officer, Principal Accounting Officer, Director	2007

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

Kulwant Sandher.  Mr. Sandher is a Chartered Accountant in both England and Canadian jurisdictions. Mr. Sandher was appointed as President and Chief Financial Officer of Turner Valley Oil & Gas Inc. on August 2004 and continues in serve in these positions. From April 17, 2006 to October 3, 2008, Mr. Sandher acted as Chief Financial Officer and as a member of the board of directors of The Stallion Group. From May 2004 to March 2006, Mr. Sandher served as Chief Operating Officer and Chief Financial Officer of Marketrend Interactive Inc. Mr. Sandher acted as Chief Financial Officer of Serebra Learning Corporation, a public company on the TSX VE, from September 1999 to October 2002.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.  There are no family relationship between any of our directors, director nominees and executive officers.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of that would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2008, the Board:

•	Reviewed and discussed the audited financial statements with management, and

•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

The Board of Directors determined that Mr. Sandher qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.

Director Independence

Our board of directors has determined that none of our directors are “independent” as such term is defined by NASDAQ Rule 4200(a)(15).

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: Messrs. Bolen and Sandher each failed to file a Form 4 in a timely fashion during fiscal year 2008.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. The Code of Ethics and Conduct is available on the Investor Relations page of our website at http://www.deltaoilandgas.com. and the Code of Ethics and Conduct was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 11.     Executive Compensation.
Summary Compensation Table

The following table presents information concerning the total compensation of our Chief Executive Officer and Chief Financial Officer during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2008 and 2007:

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Douglas N. Bolen CEO and President	2008 2007	89,947 66,000	- -	26,500 460,000	- -	- -	116,447 526,000
Kulwant Sandher CFO, Secretary, Treasurer	2008 2007	89,946 66,000	- -	21,200 137,500	- -	- -	111,146 203,500

(1)
Represents the expense for stock options, as indicated, recognized by the Company in accordance with Financial Accounting Standard No. 123(R) (“FAS 123(R)”), which requires that compensation cost relating to share-based awards be recognized in the financial statements.  The cost is measured based on the fair value of the awards.  The values set forth in this column represent the dollar amounts recognized in accordance with FAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions.  The expense recognized by the employer in accordance with FAS 123(R) may differ from the value that will eventually be realized by the named executive officers, which will be based on the market value of the common stock at the time of vesting of restricted shares or at the time of the exercise of stock options.  The named executive officers will realize value in connection with the stock options only if and to the extent the price of the common stock exceeds the exercise price of the stock options at such time as the officers exercise the stock options.  The assumptions used to determine the FAS 123(R) values are described in Note 2 to the Notes to the Consolidated Financial Statements of Delta Oil & Gas, Inc.  No stock options were granted to named executive officers in 2008.

Compensation Components.

           Base Salary. At this time, we compensate our executive officers by the indirect payment of salaries to companies controlled by our executive officers.

           We did not directly compensate Mr. Douglas Bolen, our Chief Executive Officer, or Mr. Kulwant Sandher, our Chief Financial Officer, during the fiscal years ended December 31, 2008 and 2007. Mr. Bolen and Mr. Sandher each received remuneration for services rendered during the fiscal years ended December 31, 2008 and 2007 indirectly through compensation paid to a company under their exclusive control.

           On March 1, 2006, we entered into a Consulting Agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us. Mr. Bolen is the sole shareholder, officer, and director of LMM. The Consulting Agreement is effective for a period of one (1) year commencing March 1, 2006 and we have a right to cancellation anytime within any six month term. Under the terms of the Consulting Agreement, LMM is paid monthly compensation of $7,000 Canadian dollars plus applicable Canadian Good and Services Tax. The total cash compensation paid to LMM during the fiscal year ended December 31, 2008 was $89,947.  This compensation is ncluded in the summary compensation table above in “Salary.” Under the terms of the Consulting Agreement, LMM was issued 500,000 shares of our common stock during the year ended December 31, 2008. The aggregate fair value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Stock Awards.”

           On January 1, 2008, we entered into a Consulting Agreement with Hurricane Corporate Services Ltd. (“Hurricane”) to provide consulting services to us. Mr. Sandher is the sole shareholder, officer, and director of Hurricane. The Consulting Agreement is effective for a period of one (1) year and automatically renews for additional one year periods unless notice of termination is provided under the Consulting Agreement. Under the terms of the Consulting Agreement, Hurricane is paid monthly compensation of $7,000 plus applicable Canadian Good and Services Tax and issue 400,000 shares of our common stock for each annual period that this Consulting Agreement is in good standing. The total cash compensation paid to Hurricane during the fiscal year ended December 31, 2008 was $89,946.  This compensation is included in the summary compensation table above in “Salary.” Under the terms of the Consulting Agreement, Hurricane was issued 400,000 shares of our common stock during the year ended December 31, 2008. The aggregate fair value of these shares was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Stock Awards.”

            Bonuses. At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options. Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock options to our executive officers during 2008.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other. At this time, we have no profit sharing plan in place.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Douglas N. Bolen CEO and President	-	-	-	-	-
Kulwant Sandher CFO, Secretary, Treasurer	-	-	-	-	-

Stock Option Plans

On January 3, 2005, our Board adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes us to reserve shares for future grants under it, of which 5,249,512 shares remain available for issuance.

The Stock Incentive Plan authorizes us to grant (i) to the key employees incentive stock options to purchase shares of common stock and non-qualified stock options to purchase shares of common stock and restricted stock awards, and (ii) to non-employee directors and consultants’ non-qualified stock options and restricted stock. The Plan Administrator will administer the Plan by making recommendations to the board or determinations regarding the persons to whom options or restricted stock should be granted and the amount, terms, conditions and restrictions of the awards.

Incentive stock options granted under the Stock Incentive Plan must have an exercise price at least equal to 100% of the fair market value of the common stock as of the date of grant. Incentive stock options granted to any person who owns, immediately after the grant, stock possessing more than 10% of the combined voting power of all classes of our stock, or of any parent or subsidiary corporation, must have an exercise price at least equal to 110% of the fair market value of the common stock on the date of grant. Non-statutory stock options may have exercise prices as determined by the Plan Administrator.

The Plan Administrator is also authorized to grant restricted stock awards under the Stock Incentive Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Plan Administrator

Compensation of Directors

Our executive officers who also serve as members of our board of directors do not receive any compensation for serving on the board of directors.  In 2008, our board of directors was comprised of Mr. Douglas Bolen and Mr. Kulwant Sandher, each of whom also serve as executive officers   The compensation arrangements for Messrs. Bolen and Sandher is discussed under “Executive Compensation” in this annual report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2009, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner(1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Douglas N. Bolen	1,430,000	-	3.05%
Kulwant Sandher	551,710	-	1.18%
All current directors and executive officers as a group (six persons)	1,981,710	-	4.23%
More Than 5% Beneficial Owners
None		-

*	Represents less than 1% of the class.

(1)	Unless otherwise provided, the address of each person is c/o 2600 144 4th Avenue S.W., Calgary, Alberta T2P3N4, Canada

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of March 15, 2009.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this Annual Report; accordingly, it includes shares of our common stock that are issuable upon the exercise of stock options exercisable within 60 days of March 15, 2009. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2008 or in any presently proposed transaction which, in either case, has or will materially affect us.

On March 1, 2006, we entered into a Consulting Agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us. Mr. Bolen is the sole shareholder, officer, and director of LMM. The Consulting Agreement is effective for a period of one (1) year commencing March 1, 2006 and automatically renews for additional one month periods unless notice of termination is provided under the Consulting Agreement. Under the terms of the Consulting Agreement, LMM is paid monthly compensation of $5,000 plus applicable Canadian Good and Services Tax. Following the execution of the Consulting Agreement, LMM has been issued 1,000,000 shares of our common stock.

On January 1, 2008, we entered into a Consulting Agreement with Hurricane Corporate Services Ltd. (“Hurricane”) to provide consulting services to us. Mr. Sandher is the sole shareholder, officer, and director of Hurricane. The Consulting Agreement is effective for a period of one (1) year and automatically renews for additional one year periods unless notice of termination is provided under the Consulting Agreement. Under the terms of the Consulting Agreement, Hurricane is paid monthly compensation of $7,000 plus applicable Canadian Good and Services Tax plus  issued 400,000 shares of our common stock for each annual period that this Consulting Agreement is in good standing.

ITEM 14.    Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by STS Partners LLP, Chartered Accountants for professional services for the fiscal years ended December 31, 2008 and December 31, 2007:

	Fiscal 2008 Fees	Fiscal 2007 Fees
Fee Category
Audit Fees	$33,800	$25,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$33,800	$25,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2008 and 2007, these services included administrative services.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of STS Partners LLP, Chartered Accountants on the financial statements of the Company for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal years ended December 31, 2008 and December 31, 2007 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2008 and 2007, there were no disagreements with STS Partners LLP, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to STS Partners LLP, Chartered Accountants’ satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2008 and 2007, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations – Years Ended December 31, 2008 and December 31, 2007 and Cumulative period from inception January 9, 2001 to December 31, 2008	F-3

Consolidated Statement of Stockholders’ Equity (Deficiency) and from inception January 9, 2001 to December 31, 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and December 31, 2007 and Cumulative period from inception January 9, 2001 to December 31, 2008	F-5

Notes to Consolidated Financial Statements	F-6

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Delta Oil & Gas, Inc. (the “Company”) (a Development Stage Company) as at December 31, 2008 and 2007, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and for the period from inception on January 9, 2001 through to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. (A Development Stage Company) as at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from inception on January 9, 2001 through to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1(b).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STS PARTNERS LLP
 STS PARTNERS LLP
 CHARTERED ACCOUNTANTS

Vancouver, British Columbia, Canada
March 23, 2009

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31,	December 31,
	2008	2007
ASSETS

Current
Cash and cash equivalents	$980,562	$71,115
GIC receivable	-	236,112
Accounts receivable	65,614	153,990
Franchise tax prepaid	-	6,912
Prepaid expenses	11,193	19,364

	1,057,369	487,493

Natural Gas And Oil Properties
Proved property	892,096	1,432,776
Unproved property	630,376	1,368,260

	1,522,472	2,801,036

Other Equipment
Computer equipment	4,483	4,483
Less: accumulated depreciation	(4,311)	(3,351)

	172	1,132

	$2,580,013	$3,289,661

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$26,553	$166,217

Long Term
Asset retirement obligation	23,604	111,803

	50,157	278,020

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 46,840,506 and 45,940,506 shares issued
and outstanding, respectively	46,841	45,941
Additional paid-in capital	6,050,799	6,136,288

Cumulative Other Comprehensive Income	5,978	187,348

Deficit Accumulated During The Development Stage	(3,573,762)	(3,357,936)

	2,529,856	3,011,641

	$2,580,013	$3,289,661

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements Of Operations
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	YEAR ENDED		TO
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008
Revenue

Natural gas and oil sales	$860,092	$913,808	$2,385,030
Gain on sale of natural gas and oil properties	1,067,447	-	2,128,606

	1,927,539	913,808	4,513,636
Costs And Expenses

Natural gas and oil operating costs	222,269	199,062	557,381
General and administrative	257,552	1,375,933	3,040,677
Accretion	2,529	4,876	7,405
Depreciation and depletion	265,942	667,513	1,438,958
Impairment of natural gas and oil properties	1,393,687	936,584	3,007,152
Dry well costs written off	-	1,271	119,961

	2,141,979	3,185,239	8,171,534

Net Operating Loss	(214,440)	(2,271,431)	(3,657,898)

Other Income And Expense

Forgiveness of debt	-	-	39,933
Interest income	7,025	37,052	68,194
Interest expense	(5,016)	-	(5,016)

	2,009	37,052	103,111

Loss Before Income Taxes	$(212,431)	$(2,234,379)	$(3,554,787)

Income taxes	3,395	15,580	18,975

Net Loss	$(215,826)	$(2,249,959)	$(3,573,762)

Basic And Diluted Loss Per Common Share	$-	$(0.05)

Weighted Average Number Of
Common Shares Outstanding	46,284,768	45,705,191

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive (Loss)
Net Loss	$(215,826)	$(2,249,959)	$(3,573,762)
Other Comprehensive Income/(Loss)
Foreign Currency Translation	(181,370)	187,348	5,978

Comprehensive (Loss)	$(397,196)	$(2,062,611)	$(3,567,784)

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statement Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to December 31, 2008
(Stated in U.S. Dollars)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	42,097

Comprehensive Income/(loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	(2,249,959)
Comprehensive (loss)								(2,062,611)

Balance, December 31, 2007	45,940,506	$45,941	$6,136,288	$-	$-	$(3,357,936)	$187,348	$3,011,641

Shares issued to President & CEO & CFO as	900,000	900	46,800	-	-	-	-	47,700
part of their compensation package at $0.053

Registration of shares under Form S-4	-	-	(132,289)	-	-	-	-	(132,289)

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(181,370)	(181,370)
Net loss for the year	-	-	-	-	-	(215,826)	-	(215,826)
Comprehensive income								(397,196)

Balance, December 31, 2008	46,840,506	$46,841	$6,050,799	$-	$-	$(3,573,762)	$5,978	$2,529,856

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	YEAR ENDED		TO
	DECEMBER 31,		DECEMBER 31,
	2008	2007	2008
Cash Flows From Operating Activities:

Net loss for the period	$(215,826)	$(2,249,959)	$(3,573,762)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of property	(1,067,447)	-	(2,128,606)
Accretion	2,529	4,876	7,405
Depreciation and depletion	265,942	667,513	1,438,958
Impairment of natural gas and oil properties	1,393,687	936,584	3,007,152
Dry well costs written off	-	1,271	119,961
Stock-based compensation expense	-	42,097	608,083
Shares issued to President & CEO for servicess rendered	26,500	460,000	486,500
Shares issued to CFO for services rendered	21,200	137,500	158,700
Shares issued to Investor Relations Services Inc for services rendered	-	40,800	40,800
Realized foreign exchange loss	(181,370)	184,136	2,766

Changes in operating assets and liabilities:
GIC	236,112	(236,112)	-
Accounts receivable	88,376	(65,539)	(65,614)
Accounts payable and accrued liabilities	(139,664)	10,668	(89,470)
Tax Prepaid	6,912	(6,912)	-
Prepaid expenses	8,171	(17,753)	(11,193)

Net Cash Generated/(Used) In Operating Activities	445,122	(90,830)	1,680

Cash Flows From Investing Activities:

Purchase of other equipment	-	(991)	(4,483)
Sale proceeds of natural gas and oil working interests	1,309,826	-	2,809,826
Investment in natural gas and oil working interests	(713,212)	(1,550,822)	(6,630,019)

Net Cash Generated /(Used) In Investing Activities	596,614	(1,551,813)	(3,824,676)

Cash Flows From Financing Activities:

Registration of shares under Form S-4	(132,289)	-	(132,289)
Proceeds from issuance of common stock	-	45,000	4,935,847

Net Cash Provided/(Used) By Financing Activities	(132,289)	45,000	4,803,558

Net Increase/(Decrease) In Cash And Cash Equivalents	909,447	(1,597,643)	980,562

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	71,115	1,668,758	-

Cash And Cash Equivalents At End Of Period	$980,562	$71,115	$980,562

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities

500,000 shares issued to the President & CEO as part of his	$26,500	$460,000	$486,500
compensation package

400,000 shares issued to the CFO for services rendered	$21,200	$137,500	$158,700

60,000 shares issued to Investor Relations Services Inc.,
for services rendered.	$-	$40,800	$40,800

Supplemental Disclosures Of Non-Cash Transactions

Income taxes paid	$3,395	$6,109	$18,975

Investment in natural gas and oil working interests included in	$-	$116,023	$116,023
accounts payable

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable.  In addition, the Company’s oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.  By definition, proved reserves are based on current oil and gas prices and estimated reserves.  Price declines reduce the estimated quantity of proved reserves and increase annual depletion expense (which is based on proved reserves).

b)    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,573,762 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.           SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and include the financial statements of the Company and its wholly-owned subsidiary, Delta Oil & Gas (Canada) Inc.  All significant inter-company balances and transactions have been eliminated.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

2.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)  Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)  Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At December 31, 2008 and 2007, the Company had no overproduced imbalances.

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

h)    GIC Receivable

GIC Receivable is non-redeemable until April 24, 2008 and bears an interest rate of 3.80 % and was redeemed during the year.

i)    Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $82,102, the amount that may be subject to credit risk for the year ended December 31, 2008 is $898,560.

The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believes that the Company’s receivables are fully collectable and that the risk of loss is minimal.

j)  Environmental Protection and Reclamation Costs

The operations of the Company have been, and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs.  Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

k)  Foreign Currency Translation

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

l)  Other Equipment

Computer equipment is stated at cost.  Provision for depreciation on computer equipment is calculated using the straight-line method over the estimated useful life of three years.

m)  Impairment of Long-Lived Assets

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

n)  Loss Per Share

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

o)  Income Taxes

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

p)  Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, GIC receivable, accounts receivable, franchise tax prepaid, accounts payable, accrued liabilities and loan payable.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximated to their carrying values.

q)      Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statement of Operations.

r)      Stock-Based Compensation

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.
SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

4.           NATURAL GAS AND OIL PROPERTIES

a)      Proved Properties
Properties	December 31, 2007	Additions	Disposals	Depletion for the year	Impairment	December 31, 2008
USA properties	$1,197,630	$1,375,949	$(754,647)	$(191,522)	$(760,629)	$866,781

Canada properties	235,146	496,688	-	(73,461)	(633,058)	25,315

Total	$1,432,776	$1,872,637	$(754,647)	$(264,983)	$(1,393,687)	$892,096

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES

   a)      Proved Properties

 Properties in U.S.A.

i.  Oklahoma, USA

In June 2006, the Company entered into an agreement to accept the assignment of an undivided 20% working interest in a potential oil well known as the Powell#2 and an option to purchase a 20% interest in all future wells drilled on the land surrounding Powell#2.  In addition the Company has an option to participate in any lands of mutual interest that may be acquired in the future by the Owl Creek participating partners.  On June 30, 2008, the cost to the Company for this assignment was $394,499.  On August 20, 2008, the Company assigned all of its interest in exchange for a cash amount of $760,438.

In July 2006, the Company also elected to participate in Isbill #1-36, which was abandoned during the year.  Its costs amounted to $80,738 was moved to the proven cost pool for depletion.

In January 2007, the Company elected to participate in Isbill #2-36 well.  The Company paid $187,559 for its 20% of working interest.  Isbill #2-36 started production from April 2007.  On July 31, 2008, the Company expended $196,181 on Isbill #2-36.  On August 20, 2008, the Company assigned all of its interest in exchange for a cash amount of $549,388.

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

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost amounted to $150,841 was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $161,039 was moved to the proven cost pool.  River #1-28 started producing in June 2008; the cost of $150,582 was moved to the proven cost pool.

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
DECEMBER 31, 2008
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

During the year ended of December 31, 2007, eight wells were found to be proved wells, and two wells, PP F-7 and PP F-121 were abandoned due to no apparent gas or oil shows present.  The costs of abandoned properties were added to the capitalized cost in determination of the depletion expense.

On August 4, 2006, the Company elected to participate in an additional two well program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.  As of December 31, 2008, both wells were found to be proved wells.

On October 10, 2007, the Company elected to participate in the drilling of PP F-12 and PP F-12-3 in Mississippi operated by Griffin & Griffin Exploration.  The Company’s 10% of the estimated drilling costs was $88,783. PP F-12 started production from October 2007, and PP F-12-3 started production from November 2007.  An additional AFE in the amount of $36,498 for workovers on the PP F-12, PP F-12-3 was paid on January 31, 2008.

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
DECEMBER 31, 2008
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (Continued)

a)    Proved Properties - Descriptions

Properties in Canada

v.         Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. The well, HZ 1C2-23 was drilled in September 2008 also started production from November 2008.  As at December 31, 2008, the Company had advanced $338,557 as its share of the costs in this Agreement.  Currently, there are two producing wells on this prospect.

vi.       Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263.  One of the wells, 13-28-9-2W5M, has had production since October 2006.

The Company paid $314,959 (CDN$352,376) on October 27, 2006 for well 13-33-8-2W5M.  It was abandoned and the cost was moved to the proved properties cost pool for depletion.  During the year ended of December 31, 2007, the remaining wells at Todd Creek were abandoned and the cost was moved to the proven cost pool for depletion.

vii.       Hillspring, Alberta, Canada

In January 2005, the Company acquired a 10% working interest in 1 section (64 acres) of land in Hillspring, Alberta, Canada, at a cost of $414,766.   During the year ended of December 31, 2007, it was abandoned and the cost was moved to proven cost pool for depletion.

viii.      Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farm-out agreement with Odin Capital Inc. (“Odin”) where the Company will participate for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada.  In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.  The Company has advanced $388,662 as its share of the costs in the Leduc formation property.  The well was abandoned in the three month ended of March 31, 2008; the cost of $388,662 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (continued

b)   Unproved Properties

Properties	December 31, 2007	Addition	Transfer to proved properties	December 31, 2008
USA properties	$781,446	$454,842	$(805,977)	$430,311
Canada properties	586,814	111,235	(497,984)	200,065
Total	$1,368,260	$566,077	$(1,303,961)	$630,376

Properties in U.S.A.

i.    Oklahoma, USA

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

Properties in Canada

iii.   Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement whereby the Company will participate in a 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at December 31, 2008, the Company had expended $162,996 on the well 3B9-23/3A11.  In March 2008, the Company joined the drilling of a new well, 2 HZ 3B9 LEG.  As at December 31, 2008, the Company had expended $37,070 on this well.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

The effective income tax rate for years ended December 31, 2008 and the year ended December 31, 2007 differs from the U.S. Federal statutory income tax rate due to the following:

	2008	2007
Federal statutory income tax rate	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(3.77%)	(3.77%)
Permanent differences in debt	0%	0.00%
Increase in valuation allowance	37.77%	37.77%
Net income tax provision (benefit)	—	—

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

6.             INCOME TAXES PAYABLE (continued)

The Canadian corporate tax rate for 2008 is 25%. The effective weighted average tax rate for the years ended December 31, 2008 and December 31, 2007 is 34%.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2008	2007
Loss before income taxes	$(212,431)	$(2,234,379)
Income tax recovery at 34% (estimated)	72,227	759,689
Unrecognized benefit of operating loss carry forwards	(72,227)	(759,689)
Franchise tax	3,395	15,580
	3,395	15,580

Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007
Operating loss carry forwards	$3,457,724	$3,248,398
Natural gas and oil properties	1,610,527	2,578,086
	5,068,251	5,826,484
Statutory tax rate	34%	34%
Deferred income tax asset	1,723,205	1,981,005
Valuation allowance	(1,723,205)	(1,981,005)
Net deferred tax assets	$-	$-

The Company has approximately $3,457,724 (2007 - $3,248,398) of operating loss carry forwards which expire beginning in 2025.  The Company has natural gas and oil properties available to further reduce taxable income of $1,610,527.

The company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

7.            ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2008 and December 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future, and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

7.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the years ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Balance, beginning of year	$111,803	$40,635
Liabilities assumed	8,898	66,292
Revisions	(99,626)	-
Accretion expense	2,529	4,876
Balance, end of year	$23,604	$111,803

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

On July 8, 2007, the Company issued 250,000 common shares to its Chief Financial Officer as compensation for his services rendered and in lieu of cancellation of stock options.  The price of the share was $0.55, being the average of the share price of July 6 and July 9, 2007.

On August 13, 2008, the Company issued 900,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of August 13, 2008 was $0.053.

Preferred Stock

The Company did not issue any preferred stock during the period ended December 31, 2008 (December 31, 2007 - $ Nil).

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

8.             SHARE CAPITAL (continued)

ii. Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Options exercised for the year ended December 31, 2008 was nil (Year ended December 31, 2007 - $42,097, related to options granted during the year ended December 31, 2007).  The changes in stock options are as follows:

	Number	Weighted average exercise price
Balance outstanding, December 31 2007	240,000	$0.75
Granted	-	-
Forfeited	-	-
Exercised	-	-
Balance outstanding, December 31 2008	240,000	$0.75

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Risk-fee interest rate	0.00%	3.77%
Expected life of the option	0 years	3 years
Expected volatility	0.00%	69.03%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at December 31, 2008:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$ 0.75	240,000	0.22	240,000

iii. Common Stock Share Purchase Warrants

As at December 31, 2008, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

No warrants were issued during the years ended December 31, 2008 and December 31, 2007.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

10.          RELATED PARTIES

During the year ended December 31, 2008, the Company paid $179,893 (December 31, 2007 - $122,814) for consulting fees and $39,750 for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are in the normal course of business and are based on exchange amounts agreed upon by those related parties.

On August 13, 2008, the Company issued 900,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the Company’s shares as of August 13, 2008 was $0.053.  The total cost of $47,700 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

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

The Company also rents an office in Calgary, Canada on a month to month basis for $295 per month.

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

	December 31, 2008	December 31, 2007
Revenue
United States	$1,816,335	$764,507
Canada	111,204	149,301
Total Revenue	$1,927,539	$913,808

Assets
United States	$1,346,373	$2,140,338
Canada	1,233,640	1,149,323
Total Assets	$2,580,013	$3,289,661

Liabilities
United States	$46,508	$216,629
Canada	3,649	61,391
Total Liabilities	$50,157	$278,020

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

13.          SUBSEQUENT EVENT

On February 9, 2009, the Company’s S-4 Registration statement was approved by the SEC for the acquisition of The Stallion Group (“Stallion”) by way of an offer to purchase all the outstanding shares of Stallion in exchange for 0.333333 shares of the Company and $0.0008 cash.  The offer expired on March 26, 2009 at 5.00pm Eastern Standard Time,  and the Company will issue 19,545,026 common shares and $46,908.10 in cash to the holders of The Stallion’s Group’s common stock that were tendered.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2009.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:           /s/ Douglas N.Bolen
Douglas N. Bolen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Douglas N. Bolen	March 30, 2009
Douglas N. Bolen, Chief Executive Officer

/s/ Kulwant Sandher	March 30, 2009
Kulwant Sandher, Chief Financial Officer

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002
3.2	By-laws of Delta, as amended.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002.
10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007, File No. 000-52001
10.2	Assignment Agreement by and between Delta and Production Specialties Company dated November 8, 2006.	Exhibit 10.1 of Delta’s Form 10QSB dated November 20, 2006, File No. 000-52001.
10.3	Assignment Agreement by and between Brinx Resources Ltd. and Delta.	Exhibit 10.1 of Delta’s Form 8-K dated June 2, 2006, File No. 000-5200.
10.4	Drilling Program Agreement by and between Griffin & Griffin Exploration, L.L.C. and 0743608 B.C. Ltd. dated December 21, 2005.	Exhibit 10.1 of Delta’s Form 8-K dated February 27, 2006, File No. 333-82636.
10.5	Strachan Participation and Farmout Agreement by and between Odin Capital Inc. and Delta dated September 23, 2005.	Exhibit 10.1 of Delta’s Form 8-K dated September 29, 2005, File No. 333-82636.
10.6	Farmout Agreement by and between Production Specialties Company and Delta dated May 25, 2005.	Exhibit 10.1 of Delta’s Form 8-K dated September 29, 2005, File No. 333-82636.
10.7	Participation Proposal by and between Win Energy Corporation and Delta dated November 26, 2004	Exhibit 10.1 of Delta’s Form 8-K dated February 15, 2005, File No. 333-82636.
10.8	Assignment Agreement with 0743608 B.C. Ltd dated February 21, 2006.	Exhibit 10.2 of Delta’s Form 8-K dated February 27, 2006, File No. 333-82636
10.9	Participation Proposal with Win Energy Corporation dated November 26, 2004.	Exhibit 10.2 of Delta’s Form 8-K dated February 15, 2005, File No. 333-82636.
10.10	Letter Agreement by and between Win Energy Corporation and Delta dated December 26, 2004.	Exhibit 10.3 of Delta’s Form 8-K dated February 15, 2005, File No. 333-82636.
10.11
Farmout and Option Participation Letter Agreement by and between Petrex Energy Ltd., Texalta Petroleum Ltd., Odin Capital Inc., Delta Oil and Gas (Canada) Inc., Last Mountain Investments Inc., 264646 Alberta Ltd., LL & S Holdings Ltd. and 0743608 B.C. Ltd. dated April 10, 2006.
Exhibit 10.7 of Delta’s Form 10SB12G dated May 12, 2006, File No. 000-52001.
10.12	Consulting Agreement by and between Delta and Last Mountain Investments, Inc. dated March 1, 2006.	Exhibit 10.10 of Delta’s Form 10SB12G/A dated February 27, 2007, File No. 000-52001.
10.13	Consulting Agreement by and between Delta and Hurricane Corporate Services Ltd. dated January 1, 2008.	Exhibit 10.13 of Delta's Registration Statement, Form S-4 filed January 23, 2009, File No. 000-52001.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
21.1	Subsidiaries of Delta.		X
31.1	Certificate of Douglas N. Bolen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Douglas N. Bolen, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X