Form 10-Q
period 2009-03-31
DELTA OIL & GAS INC
filed 2009-05-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  66,385,532 common shares as of April 15, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2009 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2009;
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and from inception on January 9, 2001 to March 31, 2009;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and from inception on January 9, 2001 to March 31, 2009;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to March 31, 2009;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$806,906	$980,562
Accounts receivable	49,043	65,614
Prepaid expenses	9,617	11,193

	865,566	1,057,369

Natural Gas And Oil Properties
Proved property	2,060,839	892,096
Unproved property	487,121	630,376

	2,547,960	1,522,472

Capital Assets, Net	4,161	172

TOTAL ASSETS	$3,417,687	$2,580,013

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$114,770	$26,553
Due to related party	50,986	-

	165,756	26,553
Long Term
Asset retirement obligation	39,803	23,604

TOTAL LIABILITIES	205,559	50,157

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 66,385,532 and 45,840,506 shares issued
and outstanding, respectively	66,386	46,841
Additional paid-in capital	6,863,704	6,050,799

Cumulative Other Comprehensive Income/(loss)	(29,348)	5,978

Deficit Accumulated During The Development Stage	(3,789,099)	(3,573,762)

	3,111,643	2,529,856

Noncontrolling Interest	100,485	-

TOTAL STOCKHOLDERS' EQUITY	3,212,128	2,529,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,417,687	$2,580,013
The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	THREE MONTHS ENDED		TO
	MARCH 31,		MARCH 31,
	2009	2008	2009
Revenue

Natural gas and oil sales	$68,051	$321,695	$2,453,081
Gain on sale of natural gas and oil properties	-	-	2,128,606

	68,051	321,695	4,581,687
Costs And Expenses

Natural gas and oil operating costs	36,773	72,277	594,154
General and administrative	92,325	245,780	3,133,002
Accretion	735	3,354	8,140
Depreciation and depletion	20,763	159,145	1,459,721
Impairment of natural gas and oil properties	130,692	593,905	3,137,844
Dry well costs written off	-	-	119,961

	281,288	1,074,461	8,452,822

Net Operating Loss	(213,237)	(752,766)	(3,871,135)

Other Income And Expense

Forgiveness of debt	-	-	39,933
Interest income	2,959	252	71,153
Interest expense	-	-	(5,016)

	2,959	252	106,070

Loss Before Income Taxes	(210,278)	(752,514)	(3,765,065)

Income taxes	5,205	-	24,180

Net Loss	(215,483)	(752,514)	(3,789,245)

Less: Net loss attributable to the noncontrolling interest	146	83,039	146

Net Loss Attributable to Delta Oil and Gas, Inc.	$(215,337)	$(669,475)	$(3,789,099)

Basic And Diluted Loss Per Common Share	$0.00	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	47,926,341	45,940,506

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive (Loss)

Net Loss	$(215,483)	$(752,514)	$(3,789,245)

Other Comprehensive Loss
Foreign Currency Translation	(35,326)	(9,507)	(29,348)

Comprehensive (Loss)	$(250,809)	$(762,021)	$(3,818,593)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	THREE MONTHS ENDED		TO
	March 31,		March 31,
	2009	2008	2009
Cash Flows From Operating Activities:

Net loss for the period	$(215,337)	$(752,514)	$(3,789,099)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of property	-	-	(2,128,606)
Accretion	735	3,354	8,140
Depreciation and depletion	20,763	159,145	1,459,721
Impairment of natural gas and oil properties	130,692	593,905	3,137,844
Dry well costs written off	-	-	119,961
Stock-based compensation expense	-	103,024	608,083
Shares issued to President & CEO for servicess rendered	-	-	486,500
Shares issued to CFO for services rendered	-	-	158,700
Shares issued to Investor Relations Services Inc for services rendered	-	-	40,800
Realized foreign exchange loss	(35,326)	(659)	(32,560)
Net loss attributable to the noncontrolling interest	(146)	-	(146)

Changes in operating assets and liabilities:
GIC	-	236,112	-
Accounts receivable	30,282	(7,428)	(35,332)
Accounts payable and accrued liabilities	(4,941)	(137,867)	(94,411)
Due to related party	-	3,180	-
Prepaid expenses	4,577	1,493	(6,616)

Net Cash Generated/(Used) In Operating Activities	(68,701)	201,745	(67,021)

Cash Flows From Investing Activities:

Purchase of other equipment	-	-	(4,483)
Sale proceeds of natural gas and oil working interests	-	-	2,809,826
Investment in natural gas and oil working interests	(58,445)	(333,480)	(6,688,464)

Net Cash Generated /(Used) In Investing Activities	(58,445)	(333,480)	(3,883,121)

Cash Flows From Financing Activities:

Proceeds from loan payable	-	90,000	-
Cash provided in connection with business acquisition	565	-	565
Registration of shares under Form S-4	(47,075)	-	(179,364)
Proceeds from issuance of common stock	-	-	4,935,847

Net Cash Provided/(Used) By Financing Activities	(46,510)	90,000	4,757,048

Net Increase/(Decrease) In Cash And Cash Equivalents	(173,656)	(41,735)	806,906

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	980,562	238,351	-

Cash And Cash Equivalents At End Of Period	$806,906	$196,616	$806,906

Supplemental Disclosures Of Non-Cash Financing Activities

500,000 shares issued to the President & CEO as part of his	$-	$-	$486,500
compensation package

400,000 shares issued to the CFO for services rendered	$-	$-	$158,700

60,000 shares issued to Investor Relations Services Inc.,
for services rendered.	$-	$-	$40,800

19,545,026 shares issued for the acquisition of Oil and Gas properties	$879,526	$-	$879,526

Supplemental Disclosures Of Non-Cash Transactions

Income taxes paid	$5,205	$-	$24,180

Investment in natural gas and oil working interests included in	$-	$-	$116,023
accounts payable
The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

Consolidated Statement Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to March 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME/(LOSS)	INTEREST	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	-	42,097

Comprehensive Income/(loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	-	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	-	(2,249,959)
Comprehensive (loss)									(2,062,611)

Balance, December 31, 2007	45,940,506	45,941	6,136,288	-	-	(3,357,936)	187,348	-	3,011,641

Shares issued to President & CEO & CFO as	900,000	900	46,800	-	-	-	-	-	47,700
part of their compensation package at $0.053

Registration of shares under Form S-4	-	-	(132,289)	-	-	-	-	-	(132,289)

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(181,370)	-	(181,370)
Net loss for the year	-	-	-	-	-	(215,826)	-	-	(215,826)
Comprehensive loss									(397,196)

Balance, December 31, 2008	46,840,506	46,841	6,050,799	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas	19,545,026	19,545	859,980	-	-	-	-	-	879,525
properties
Registration of shares under Form S-4	-	-	(47,075)	-	-	-	-	-	(47,075)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(35,326)	-	(35,326)
Net loss for the period	-	-	-	-	-	(215,337)	-	(146)	(215,483)
Comprehensive loss									(250,809)

Balance, March 31, 2009	66,385,532	$66,386	$6,863,704	$-	$-	$(3,789,099)	$(29,348)	$100,485	$3,212,128

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)
1.           BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto.  The results of the operations for the three months ended March 31, 2009 are not indicative of the results that may be expected for the year.

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

b)    Business acquisition

On March 26, 2009, the Company acquired 80.31% of The Stallion Group (“Stallion”), a Nevada corporation, whose principal business is in the identification, acquisition and exploration of oil and gas properties. To fund the acquisition of the Common Stock, the Company issued 19,545,026 shares of common stock and paid $46,908 in cash to the holders of the Stallion’s common stock that was tendered for a value of $0.04.  Each common share of Stallion was exchangeable for 0.333333 of the Company’s common shares and $0.0008 in cash.  As of March 26, 2009, the Company owned 58,635,139 shares of Common Stock, which represents approximately 80.31% of the shares of Common Stock issued and outstanding.  Following is a summary of purchase price allocation:

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

2.           OPERATIONS (continued)

b)   Business acquisition

March 26, 2009
Purchase price:
Share consideration – issued 19,545,026 common shares at $0.045 per share	$879,526
Cash payment - $0.0008 for 58,653,139 common shares	46,908
Fair value of Non – Controlling Interests	100,631
Total	$1,027,065
Represented By: Net assets purchased	(45,399)
Increase in Oil and Gas Properties	(970,535)
Net Assets attributable to Non – Controlling Interests	(11,131)
$Nil

Purchase Price Allocation:
Share capital	$3,495,046
Accumulated deficit	(3,452,287)
Cumulative translation adjustment	13,771
Total	$56,530
Investment in Subsidiary – 80.31%	$45,399
Non-Controlling Interest – 19.69%	$11,131

As the acquisition was completed on March 26, 2009, the net loss of $597 of Stallion was included in the consolidated financial statements.

The following table summarizes the net assets acquired upon the acquisition of The Stallion Group:

Cash & cash Equivalents	$565
Accounts receivable	13,712
Prepaid Expenses	3,001
Natural gas and oil properties	194,670
Capital Assets, Net	4,190
Total Assets	$216,138

Current Liabilities	$(144,144)
Asset Retirement Obligation	(15,464)
Total Net Assets	$56,530

Total Net Assets purchased – 80.31%	$45,399

c)     Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,789,099 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

2.             OPERATIONS (continued)

development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.             SIGNIFICANT ACCOUNTING POLICIES

a)     Basis of Consolidation

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and include the financial statements of the Company and its wholly-owned subsidiaries, Delta Oil & Gas (Canada) Inc. and 80.31% of The Stallion Group.  All significant inter-company balances and transactions have been eliminated.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

3.              SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)     Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At March 31, 2009 and 2008, the Company had no overproduced imbalances.

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

h)    Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $79,283, the amount that may be subject to credit risk for the three months ended March 31, 2009 is $627,064.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Environmental Protection and Reclamation Costs (Continued)

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalent, GIC receivable, accounts receivable, accounts payable, accrued liabilities and amounts due to related parties.

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

4.             NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2008	Additions	Disposals	Depletion for the year	Impairment	March 31, 2009
USA properties	$866,781	$1,230,087	$-	$(17,757)	$(130,692)	$1,948,419

Canada properties	25,315	410	-	(2,805)	-	22,920

Total	$892,096	$1,230,497	$-	$(20,562)	$(130,692)	$1,971,339

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

4.                   NATURAL GAS AND OIL PROPERTIES (Continued)

a)       Proved Properties – Descriptions

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

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost amounted to $150,841 was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $161,039 was moved to the proven cost pool.  River #1-28 started producing in June 2008; the cost of $150,582 was moved to the proven cost pool. Hulsey #2-8 started producing in January 2009; its cost amounted to $139,674 was moved to the proven cost pool for depletion.

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

On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.  These wells were found to be proved in December 2008.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (Continued)

a)    Proved Properties - Descriptions

Properties in U.S.A.

ii.    Palmetto Point Prospect, Mississippi, USA (Continued)

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

In connection with the acquisition of Stallion, the Company acquired an additional 30% of the drilling programs.

iv.    Mississippi III, Mississippi, USA

During August to December 2007, five additional wells, PP F-90, PP F-100, PP F-111, PP F-6A, and PP F-83 were drilled in the area.  These wells were abandoned due to modest gas shows and a total drilling cost of $110,729 was added to the capitalized costs in determination of depletion expense.

v.    Willows Gas Field, California, U.S.A

Through the Company’s subsidiary, Stallion, the Company acquired a well working interest in California, U.S.A.  On October 15, 2007, Stallion agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  Stallion shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of March 31, 2009, Stallion has expended $195,971 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing gas from April 2008.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (Continued)

a)    Proved Properties - Descriptions

    Properties in Canada

vi.   Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2006, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. The well, HZ 1C2-23 was drilled in September 2008 also started production from November 2008.  As at March 31, 2009, the Company had advanced $338,967 as its share of the costs in this Agreement.  Currently, there are two producing wells on this prospect.

             vii.     Todd Creek, Alberta, Canada

In January 2005, the Company acquired a 20% working interest in 13.75 sections (8,800 acres) of land in Todd Creek, Alberta, Canada, at a cost of $597,263.  One of the well 13-28-9-2W5M has had production since October 2006.

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

             ix.        Strachan Prospect, Alberta, Canada

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

b)     Unproved Properties

Properties	December 31, 2008	Addition	Transfer to proved properties	March 31, 2009
USA properties	$430,311	$5,524	$(139,673)	$296,162
Canada properties	200,065	(9,106)	-	190,959
Total	$630,376	$566,077	$(1,303,961)	$487,121

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

 4.            NATURAL GAS AND OIL PROPERTIES (continued)

Unproved Properties - Descriptions

Properties in U.S.A.

i.      Oklahoma, USA

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  During August to September 2008, the Company paid estimated drilling costs of $82,830 and estimated completion costs of $80,905 for the well, Hulsey #2-8.  Hulsey #2-8 started producing in January 2009; its cost amounted to $139,674 was moved to the proven cost pool for depletion.

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

Properties in Canada

iii.   Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at March 31, 2009, the Company had expended $162,996 of the well 3B9-23/3A11.  In March 2008, the Company joined the drilling of a new well, 2 HZ 3B9 LEG.  In March 2009, $9,106 was refunded to the Company.  As at March 31, 2009, the Company had expended $27,964 on this well.

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
MARCH 31, 2009
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

6.             ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2008 and December 31, 2007, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the three months period ended March 31, 2009 and year ended December 31, 2008:

	March 31, 2009	December 31, 2008
Balance, beginning of the period	$23,604	$111,803
Liabilities assumed	15,464	8,898
Revisions	-	(99,626)
Accretion expense	735	2,529
Balance, end of the period	$39,803	$23,604

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

On March 26, 2009, the Company issued 19,545,026 common shares for the acquisition of 80.31% for oil and gas properties.

Preferred Stock

The Company did not issue any preferred stock during the three months period ended March 31, 2009 (December 31, 2008 - $ Nil).

  ii.   Stock Options

Compensation expense related to stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Options exercised for the three months period ended March 31, 2009 and the year ended December 31, 2008 was nil.

The following table summarized information about the stock options outstanding as at March 31, 2009:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$ 0.75	240,000	0.08	240,000

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Stated in U.S. Dollars)

7.             SHARE CAPITAL (Continued)

iii.   Common Stock Share Purchase Warrants

As at March 31, 2009, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50 $ 3.00	2,483,985 727,271	February 1, 2010 April 30, 2009

No warrants were issued during the three months period ended March 31, 2009.

8.	RELATED PARTIES

During the period ended March 31, 2008, the Company paid $48,182 (March 31, 2008 - $41,830) for consulting fee and $8,733 for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.   As at March 31, 2009, the Company accrued $50.986 to related parties.

9.	COMMITMENT AND CONTRACTURAL OBLIGATIONS

A lease agreement for the Vancouver, Canada office commenced June 1, 2008 and terminates on May 31, 2009.  The lease agreement provides a fixed rental fee of $1,425 per month plus additional charges for services supplied by the landlord or incurred on behalf of the Company in the previous month.

The Company also rented an office in Calgary, Canada on a month to month basis for $295 per month.

10.	SUBSEQUENT EVENT

On April 3, 2009, the Company sold its Working Interest in the Mississippi project and the surrounding lands for $200,367.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Delta Oil.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under "Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com.  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Business of Delta Oil

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in acreage in Palmetto Point, Mississippi; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and South Central, Oklahoma.  As a result of our acquisition of a controlling interest in The Stallion Group, a Nevada corporation, which is discussed below, we expanded our property interests to include acreage in the North Sacramento Valley, California.

Acquisition of Controlling Interest in The Stallion Group

On October 7, 2008, we announced the commencement of our offer to purchase (the “Offer”) all of the outstanding common shares (the “Shares”) of The Stallion Group (“Stallion”), a Nevada corporation (“Stallion”), in exchange for 0.333333 shares of our common stock and $0.0008 cash per share of Stallion, upon the terms and subject to the conditions set forth in the prospectus accompanying the Offer.

The Offer expired on March 26, 2009 and thereafter we notified the depository to take and pay for all of the common shares of Stallion that were validly tendered in connection with our previously-announced tender offer. The depository advised us that, as of the expiration of the Offer, 58,635,139 shares of Stallion common stock had been validly tendered, representing 80.31% of the issued and outstanding common shares of Stallion.

All validly tendered common shares of Stallion were accepted for payment in accordance with the terms of the Offer, pursuant to which each validly tendered common share of Stallion was exchanged for 0.333333 of a share of our common stock and $0.0008 in cash pursuant to the Offer.

Based on the number of common shares validly tendered in the Offer and the exchange ratio set forth above, we issued approximately 19,545,026 shares of our common stock and paid approximately $46,908 in cash pursuant to the Offer.

Hillspring Prospect

On November 26, 2004, through our wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into an agreement (the "Agreement") with Win Energy Corporation, ("Win Energy"), an Alberta based oil & gas exploration company, in order to acquire an interest in leases owned by Win Energy. On or about January 25, 2005, we paid Win Energy $414,766 in exchange for a 10% working interest in one section of land (640 acres) in Hillspring located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.  During the three months ended March 31, 2009, management reassessed its participation in this project and determined to abandon this project due to concerns regarding its profitability.  We did not incur and cost in connection with our abandonment of this project and do not anticipate incurring any future costs.

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

Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well in July 2006 and we have committed to perform a full testing program. During the three months ended March 31, 2008, testing showed that no economic hydrocarbons were present, the well was abandoned and  the costs of $388,662 was transferred to the proven cost pool for depletion.

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

The initial Drilling Program on ten wells on the acquired property interest was completed by Griffin Exploration. On August 4, 2006, we paid $70,000 to Griffin Exploration in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin Exploration on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi. All twelve wells have been drilled and currently seven wells are producing, we anticipate that three wells will be producing and are currently waiting to be tied into the pipeline, and two wells were not commercially viable and were plugged and abandoned. We refer to this drilling program as Palmetto Point Phase I.  Total revenue received from these wells for the three months ended March 31, 2009 was $1,948, compared with $13,573 in revenues for the three months ended March 31, 2008.  The decrease in revenue was attributable by a halt in production in wells that had higher than expected water content and a decline in the price of natural gas in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

In October 2007, as part of Palmetto Point Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.   This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.   The PP F-12 #2 encountered approximately three feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline and is currently producing oil.  Total revenue received from these two oil wells was $4,503 for the three months ended March 31, 2009 compared to $35,524 for the three months ended March 31, 2008.  The decrease in revenue was attributable to a decline in the price of oil in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, and our disposition of these working interests which was given effect on February 1, 2009.

Subsequent to the reporting period, we disposed of our interests in the  Palmetto Point Prospect - 12 Wells Phase - I project described above.  Although our disposition of these interests occurred subsequent to the reporting period, it was determined by the parties to be effective as of February 1, 2009.

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

We acquired through our acquisition of a controlling interest of The Stallion Group an additional interest in this same drilling program.  Pursuant to the agreement entered into by Stallion on August 2, 2006, Stallion agreed to pay 30% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 19.2% share of all production zones to the base of a geological formation referred to as the Frio formation and 17.25% of all production to the base of a geological formation referred to as the Wilcox formation.  Stallion’s cost during the quarter ending September 30, 2006 amounted to $300,000. During the fourth quarter of fiscal 2006, Stallion made additional payments of $600,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.  As a result of our acquisition of a controlling interest of Stallion, we are now obligated to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 27.2% share of all production zones to the base of a geological formation referred to as the Frio formation and 24.75% of all production to the base of a geological formation referred to as the Wilcox formation

Neither we nor Stallion incurred any additional payments other than drilling costs for these prospects in 2008 or 2007.  We do not anticipate that we will incur any additional payments other than drilling costs for these prospects going forward.

To date, seven wells have been drilled, of which two have been abandoned (the Dixon #1 and the Randall #1).  Our costs attributable to these two abandoned wells was $67,523 in the aggregate. Of the successful four wells, the Redbug #1, Redbug #2 and the Buffalo River #1 began producing in the three months ended March 31, 2007 and the Faust #1, is awaiting connection to the nearby pipeline for production. The revenue received from these wells for the three months ended March 31, 2009 was $0 as compared to $69,423 for the three months ended March 31, 2008.  During the three months ended March 31, 2008, $25,018 of the revenue received from these wells was attributable to our working interest in the drilling program and $44,405 was attributable to the working interest held by Stallion.  The decrease in revenue was attributable to a decline in commodity prices in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and the suspension of production on wells due to a high water content.

Subsequent to the reporting period on April 3, 2009, we disposed of our entire interests in the Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects in exchange for $200,367.  Although our disposition of these interests occurred subsequent to the reporting period, it was determined by the parties to be effective as of February 1, 2009.

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

During June 2006, the first well was drilled to a horizontal depth of 2033 meters in the Wordsworth prospect. The initial drilling of this well and subsequent testing revealed that this well contained oil reserves suitable for commercial production. In June 2006, this initial well began producing as an oil well.  In December 2008, a second well was drilled and completed which started production in January 2009.  The revenue received from these wells for the three months ended March 31, 2009 was $39,815, as compared to $29,430 for the three months ended March 31, 2008.  The increase in revenue was attributable the production of a second well on this prospect, but we generated less revenue than we anticipated as a result of a decline in oil prices during the three months ended March 31, 2009.

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

Pursuant to the terms of the Assignment Agreement, we acquired a 20% working interest in an oil well drilled at the Owl Creek Prospect (the “Powell #2”).  The Powell #2 was drilled to total depth of 5,617 feet on May 18, 2006 and underwent testing. Based upon the positive result of the testing of the Powell #2, this well was completed and commercial production commenced in August 2006.  Under the terms of the Assignment Agreement, we are responsible for our proportionate share of the costs of completion and tie-in for production of the Powell #2 which was $68,987.  Initially, the Powell #2 began flowing oil and natural gas under its own pressure without the assistance of a pump.  Revenue generated from the Powell #2 for the three months ended March 31, 2008 was $76,569.  In July 2008, the Company disposed of its holdings in Powell #2 and the surrounding area for aggregate consideration of $760,438.

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

In January 2007, we commenced drilling of another well (the “Isbill #2-36”). Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion. The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2 which is currently producing.  The revenue received from the Isbill #2-36 for the three months ended March 31, 2008 was $55,085.  In July 2008, the Company disposed of its holdings in Isbill #2-36 and the surrounding area for aggregate consideration of $549,388.

In July, 2008, we sold both the Powell #2 and Isbill #2-36 wells and all interest in the Owl Creek Prospect for gross proceeds of $1,309,826.  We realized a gain on sale of the property of $1,067,447.  We decided to dispose of the property based on the declining rates of production experienced by the operator and the reasonable offer for both wells and the surrounding lands of 1,120 acres.

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation (“Ranken Energy”) to participate in a five well drilling program in Garvin and Murray counties in Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program. To date, we have paid Ranken Energy the sum of $514,619.

Three wells drilled (the "Wolf #1-7", the "Loretta #1-22" and the “Ruggles #1-15") were deemed by the operator to not be commercially viable and as such, were plugged and abandoned.  The proportionate costs associated with these abandoned wells amounted to $244,989, which were moved to the proved properties cost pool for depletion.

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.    The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008. The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day. The Elizabeth #1-25 has been plugged and abandoned.  Total revenue received from these wells for the three months ended March 31, 2009 was $801, as compared to $4,075 for the three months ended March 31, 2008.   The reduction in revenue was caused by a suspension of production in the Dale #1 and a decline in oil prices in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.  Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 commenced production and the total revenue received from the River #1 for the three months ended March 31, 2009 was $12,408.  Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received from the Hulsey #1-8 for the three months ended March 31, 2009 was $5,374, as compared to $5,601 for the three months ended March 31, 2008.  Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $3,323 in oil revenues.

Willows Gas Field

On February 15, 2008, Stallion entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  Stallion has participated in the drilling of the first well on the prospect area and encountered a number of prospective pay zones.  Testing has been completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas, the well has been connected to a nearby pipeline and has begun producing natural gas.

Stallion drilled its first prospect well paying  12.5% of the costs of the first well to earn a 6.5% Working Interest. Thereafter, Stallion will pay 6.5% of the costs of future wells to earn 6.5% Working Interest.  Total costs for this prospect for the end of the quarter ended November 30, 2008 is $255,887.  Revenue received from the initial discovery well was $319 for the three months ended March 31, 2009.  The lower than expected performance from this well was caused by a reduction in natural gas prices.  We will review the ongoing economic viability of this well taking into account the current commodity price outlook.

For the Three Months Ended March 31, 2009 and 2008

Revenues

We generated total revenue of $68,051 for the three months ended March 31, 2009, an decrease of approximately 79% from revenues of $321,695 for the three months ended March 31, 2008.  Our revenue generated during the three months ended March 31, 2009 and 2008 was entirely attributable to natural gas and oil sales.  The decrease in total revenue for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008, was primarily attributable to the disposal of our interests in the Owl Creek Prospect and Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects coupled with a decline in natural gas and oil prices in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Costs and Expenses

We incurred costs and expenses in the amount of $ 281,288 for the three months ended March 31, 2009, a 74% decrease from costs and expenses of $1,074,461 for three months ended March 31, 2008.

The decrease in costs and expenses for the three months ended March 31, 2009, when compared the three months ended March 31, 2008, is primarily attributable to the following factors:

General and administrative costs for the three months ended March 31, 2009 decreased to $92,325 from $245,780 for the three months ended March 31, 2008, a decrease of 62%.  The decrease in general and administrative costs was caused by a reduction in stock based compensation expense attributable to the issuances of stock options and shares of common stock.  Stock based compensation expense for the three months ended March 31, 2009 was $0 as compared to $103,024 for the three months ended March 31, 2008.  Further reductions in administrative costs was due to foreign exchange gains increasing to $35,326, from $659 for the three months ended March 31, 2008, as the Canadian dollar weakened against the U.S. dollar.

Natural gas and oil operating costs for the three months ended March 31, 2009 decreased to $36,773 from $72,277 for the three months ended March 31, 2008, an decrease of 49%. The decrease in natural gas and oil operating costs is attributable to disposal of our interests in the Owl Creek Prospect and Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Depreciation and depletion expense for the three months ended March 31, 2009 decreased to $20,763 from $159,145 for the three months ended March 31, 2008, a decrease of 87%. The decrease in depreciation and depletion expense is attributable to the disposal of our interests in the Owl Creek Prospect and Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects, which was partially offset by additional uneconomic wells that were moved to the proved property pool for depletion; and

Impairment of natural gas and oil properties expense for the three months ended March 31, 2009 decreased to $130,692 from $593,905 for the three months ended March 31, 2008, an decrease of 78%.  The substantial decrease in impairment of natural gas and oil properties expense for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is attributable to a decline in natural gas and oil prices in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, which adversely impacts the third party valuation of our properties resulting in a reduction in carrying value of reserves.

Net Operating Loss

The net operating loss for the three months ended March 31, 2009 was $213,237, compared to a net operating loss of $752,766 for the three months ended March 31, 2008 due to the factors described above.

Other Income and Expense

We reported other net income of $2,959 for the three months ended March 31, 2009, as compared to other income of $252 in the three months ended March 31, 2008. Other income was attributable to interest received on bank deposits.

Net Loss

Net loss for the three months ended March 31, 2009 was $215,337, compared to a net loss of $669,475 for the three months ended March 31, 2008. The reduction in loss for the three months ended March 31, 2009 was attributable to a reduction in operating expenses.

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

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $865,566 and total current liabilities in the amount of $165,756.  As a result, we had working capital of $699,810 as of March 31, 2009.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  As such, we anticipate that we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2009.  During the three months March 31, 2009, we received $0 from financing activities involving loan issuance.   We received $0 from financing activities involving share issuances for the three months March 31, 2009, compared to $90,000 for the three months March 31, 2008.

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

Cash Used in Operating Activities

Operating activities used $68,701 in cash for the three months March 31, 2009, compared to $201,745 in cash generated from operating activities for the three months ended March 31, 2008.  Our negative cash flow for the three months March 31, 2009 was caused by a decline in revenues.

Cash Used in Investing Activities

Cash flows used by investing activities for the three months ended March 31, 2009 was $58,445, compared to $333,480 cash used in investing activities for the three months ended March 31, 2008.  All cash used in investment activities during the three months ended March 31, 2009 and 2008 related to investments in natural gas and oil working interests.

Cash from Financing Activities

Cash flows used by financing activities for the three months March 31, 2009  primarily consisted of $47,075 related to the cost of registration of shares under the Form S-4 in relation to the Offer to acquire shares of Stallion, compared to $90,000 in cash provided from financing activities for the three months ended March 31, 2008.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $3,789,099 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At March 31, 2009 and 2008, we had no overproduced imbalances.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

(Not Applicable)

Item 4T.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer, Mr. Douglas Bolen, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.     Risk Factors

(Not Applicable)

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2006, we entered into a consulting agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us (the “LMM Consulting Agreement”). Douglas Bolen, our current President and former Chief Executive Officer, is the sole shareholder, officer, and director of LMM.  Pursuant to the terms of the LMM Consulting Agreement, we issued to Mr. Bolen 500,000 shares of our common stock on April 1, 2009.  These shares were issued pursuant to Section 4(2).  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On January 1, 2008, we entered into a consulting agreement with Hurricane Corporate Services Ltd.  (“Hurricane”) to provide consulting services to us (the “Hurricane Consulting Agreement”). Kulwant Sandher, our Chief Financial Officer, is the sole shareholder, officer, and director of Hurricane.  Pursuant to the terms of the Hurricane Consulting Agreement, we issued to Mr. Sandher 400,000 shares of our common stock on April 1, 2009.  These shares were issued pursuant to Section 4(2).  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On April 6, 2009, we granted Christopher Paton-Gay options to purchase 500,000 shares of our common stock, exercisable at $0.03 per share, and issued Mr. Paton-Gay 500,000 shares of restricted common stock in connection with his appointment as Chief Executive Officer and as a member of our board of directors.  These options are fully vested and exercisable through the expiration date of April 6, 2012.  These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	May 15, 2009

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	May 15, 2009
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2009

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