Form 10-Q
period 2009-06-30
DELTA OIL & GAS INC
filed 2009-08-18
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-52001

Delta Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Colorado	91-2102350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 604 – 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8
(Address of principal executive offices)

866-355-3644
(Registrant’s telephone number, including area code)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value	67,785,532

 PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2009 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2009;
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and from inception on January 9, 2001 to June 30, 2009;
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and from inception on January 9, 2001 to June 30, 2009;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to June 30, 2009;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$893,424	$980,562
Accounts receivable	38,730	65,614
Franchise tax prepaid	1,004	-
Prepaid expenses	7,681	11,193

	940,839	1,057,369

Natural Gas And Oil Properties
Proved property	1,168,206	892,096
Unproved property	412,540	630,376

	1,580,746	1,522,472

Capital Assets, Net	4,169	172

TOTAL ASSETS	$2,525,754	$2,580,013

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$24,364	$26,553

Long Term
Asset retirement obligation	21,881	23,604

TOTAL LIABILITIES	46,245	50,157

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 67,785,532 and 46,840,506 shares issued
and outstanding, respectively	67,786	46,841
Additional paid-in capital	6,917,084	6,050,799

Cumulative Other Comprehensive Income/(loss)	38,172	5,978

Deficit Accumulated During The Development Stage	(4,639,843)	(3,573,762)

	2,383,199	2,529,856

Noncontrolling Interest	96,310	-

TOTAL STOCKHOLDERS' EQUITY	2,479,509	2,529,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,525,754	$2,580,013

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)
					CUMULATIVE PERIOD
					FROM INCEPTION
					JANUARY 9, 2001
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	JUNE 30,		JUNE 30,		JUNE 30,
	2009	2008	2009	2008	2009
Revenue

Natural gas and oil sales	$64,040	$305,850	$132,091	$583,140	$2,517,121
Gain on sale of natural gas and oil properties	142,481	-	142,481	-	2,271,087

	206,521	305,850	274,572	583,140	4,788,208
Costs And Expenses

Natural gas and oil operating costs	36,403	67,705	73,176	131,110	630,557
General and administrative	199,897	99,340	292,222	185,633	3,332,899
Accretion	813	3,354	1,548	6,708	8,953
Depreciation and depletion	4,941	62,510	25,704	160,947	1,464,662
Impairment of natural gas and oil properties	71,794	25,332	202,486	388,702	3,209,638
Dry well costs written off	-	-	-	-	119,961
Loss on sale of natural gas and oil properties	750,305	-	750,305	-	750,305

	1,064,153	258,241	1,345,441	873,100	9,516,975

Net Operating Loss	(857,632)	47,609	(1,070,869)	(289,960)	(4,728,767)

Other Income And Expense

Forgiveness of debt	-	-	-	-	39,933
Interest income	2,713	-	5,672	252	73,866
Interest expense	-	(3,418)	-	(3,418)	(5,016)

	2,713	(3,418)	5,672	(3,166)	108,783

Loss Before Income Taxes	(854,919)	44,191	(1,065,197)	(293,126)	(4,619,984)

Income taxes	-	-	5,205	-	24,180

Net Loss	(854,918)	44,191	(1,070,402)	(293,126)	(4,644,164)

Less: Net loss attributable to the noncontrolling interest	4,175		4,321		4,321

Net Loss Attributable to Delta Oil and Gas, Inc.	$(850,744)	$44,191	$(1,066,081)	$(293,126)	$(4,639,843)

Basic And Diluted Loss Per Common Share	$(0.01)	(0.00)	$(0.02)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	67,693,224	45,940,506	57,864,387	45,940,506

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive (Loss)

Net Loss	$(854,918)	$(18,319)	$(1,070,402)	$(770,833)	$(4,644,164)

Other Comprehensive Loss
Foreign Currency Translation	67,250	(704)	31,924	(11,529)	37,902

Comprehensive (Loss)	$(787,668)	$(19,023)	$(1,038,478)	$(782,362)	$(4,606,262)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
(A Development Stage Company)

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
			CUMULATIVE PERIOD
			FROM INCEPTION
			JANUARY 9, 2001
	SIX MONTHS ENDED		TO
	JUNE 30,		JUNE 30,
	2009	2008	2009
Cash Flows From Operating Activities:

Net loss for the period	$(1,066,081)	$(770,833)	$(4,639,843)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,548	8,217	8,953
Depreciation and depletion	25,704	287,688	1,464,662
Impairment of natural gas and oil properties	202,486	678,904	3,209,638
Dry well costs written off	-	-	119,961
Loss on sale of natural gas and oil properties	750,305	-	750,305
Stock-based compensation expense	13,750	103,024	621,833
Shares issued to President & CEO for servicess rendered	30,000	-	516,500
Shares issued to CFO for services rendered	12,000	-	170,700
Shares issued to Investor Relations Services Inc for services rendered	-	-	40,800
Realized foreign exchange loss	32,194	(1,363)	34,960
Net loss attributable to the noncontrolling interest	(4,321)	-	(4,321)
Gain on sale of natural gas and oil properties	(142,481)		(2,271,087)

Changes in operating assets and liabilities:
GIC	-	236,112	-
Accounts receivable	26,884	(108,155)	(38,730)
Accounts payable and accrued liabilities	(2,189)	(154,698)	(91,659)
Interest on loan payable	-	3,418	-
Due to related party	-	10,496	-
Franchise tax prepaid	(1,004)	-	(1,004)
Prepaid expenses	3,512	(8,112)	(7,681)

Net Cash Generated/(Used) In Operating Activities	(117,692)	284,698	(116,013)

Cash Flows From Investing Activities:

Purchase of other equipment	(4,886)	-	(9,369)
Sale proceeds of natural gas and oil working interests	407,629	-	3,217,455
Investment in natural gas and oil working interests	(324,143)	(479,145)	(6,954,162)

Net Cash Generated /(Used) In Investing Activities	78,600	(479,145)	(3,746,076)

Cash Flows From Financing Activities:

Proceeds from loan payable	-	90,000	-
Share issue expenses	(48,045)	-	(180,334)
Proceeds from issuance of common stock	-	-	4,935,847

Net Cash Provided/(Used) By Financing Activities	(48,045)	90,000	4,755,513

Net Increase/(Decrease) In Cash And Cash Equivalents	(87,138)	(104,447)	893,424

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	980,562	238,351	-

Cash And Cash Equivalents At End Of Period	$893,424	$133,904	$893,424

Supplemental Disclosures Of Non-Cash Financing Activities

1,000,000 shares issued to the President & CEO as part of their	$30,000	$-	$516,500
compensation package

400,000 shares issued to the CFO for services rendered	$12,000	$-	$170,700

60,000 shares issued to Investor Relations Services Inc.,
for services rendered.	$-	$-	$40,800

19,545,026 shares issued for the acquisition of Oil and Gas properties	$879,526	$-	$879,526

Supplemental Disclosures Of Non-Cash Transactions

Income taxes paid	$5,205	$-	$24,180

Investment in natural gas and oil working interests included in	$-	$-	$116,023
accounts payable
The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.
(A Development Stage Company)

Consolidated Statement Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to June 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME/(LOSS)	INTEREST	TOTAL

Shares issued for cash at $0.00018	13,750,000	$13,750	$(11,250)	$-	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	27,500,000	27,500	72,500	-	-	-	-	-	100,000

Shares issued for cash at $0.045	46,750	47	2,078	-	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	-	(184,407)

Balance, December 31, 2001	41,296,750	41,297	63,328	-	-	(184,407)	-	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	-	(62,760)

Balance, December 31, 2002	41,296,750	41,297	63,328	-	-	(247,167)	-	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	-	(24,423)

Balance, December 31, 2003	41,296,750	41,297	63,328	-	-	(271,590)	-	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	-	(31,574)

Balance, December 31, 2004	41,296,750	41,297	63,328	160,000	-	(303,164)	-	-	(38,539)

Units issued for cash at $1.00,	2,483,985	2,484	2,481,241	(160,000)	-	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	245,000	245	195,755	-	(16,000)	-	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	-	(570,050)

Balance, December 31, 2005	44,025,735	44,026	3,110,591	-	(16,000)	(873,214)	-	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	-	16,000

Options exercised for cash at $0.8	305,000	305	243,695	-	-	-	-	-	244,000

Options exercised for cash at $1.00	12,500	13	12,488	-	-	-	-	-	12,501

Shares issued for cash at $2.75,	727,271	727	1,849,268	-	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	-	(234,763)

Balance, December 31, 2006	45,070,506	45,071	5,411,761	-	-	(1,107,977)	-	-	4,348,855

Options exercised for cash at $0.75	60,000	60	44,940	-	-	-	-	-	45,000

Shares issued to President & CEO as	500,000	500	459,500	-	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	60,000	60	40,740	-	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	250,000	250	137,250	-	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	-	42,097

Comprehensive Income/(loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	-	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	-	(2,249,959)
Comprehensive (loss)									(2,062,611)

Balance, December 31, 2007	45,940,506	45,941	6,136,288	-	-	(3,357,936)	187,348	-	3,011,641

Shares issued to President & CEO & CFO as	900,000	900	46,800	-	-	-	-	-	47,700
part of their compensation package at $0.053

Registration of shares under Form S-4	-	-	(132,289)	-	-	-	-	-	(132,289)

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(181,370)	-	(181,370)
Net loss for the year	-	-	-	-	-	(215,826)	-	-	(215,826)
Comprehensive loss									(397,196)

Balance, December 31, 2008	46,840,506	46,841	6,050,799	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas	19,545,026	19,545	859,980	-	-	-	-	-	879,525
properties
Share issue costs	-	-	(48,045)	-	-	-	-	-	(48,045)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Shares issued to President, CEO & CFO as	1,400,000	1,400	40,600	-	-	-	-	-	42,000
part of his compensation package at $0.03

Options issued to CEO	-	-	13,750	-	-	-	-	-	13,750

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	32,194	-	32,194
Net loss for the period	-	-	-	-	-	(1,066,081)	-	(4,321)	(1,070,402)
Comprehensive loss									(1,038,208)

Balance, June 30, 2009	67,785,532	$67,786	$6,917,084	$-	$-	$(4,639,843)	$38,172	$96,310	$2,479,509

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2009 are not indicative of the results that may be expected for the year.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Stated in U.S. Dollars)

2.            OPERATIONS (continued)

b)    Business acquisition

March 26, 2009
Purchase price:
Share consideration – issued 19,545,026 common shares at $0.045 per share	$879,526
Cash payment - $0.0008 for 58,653,139 common shares	46,908
Fair value of Non-Controlling Interests	100,631
Total	$1,027,065
Represented By: Net assets purchased	(45,399)
Increase in Oil and Gas Properties	(970,535)
Net Assets attributable to Non-Controlling Interests	(11,131)
$ Nil

Purchase Price Allocation:
Share capital	$3,495,046
Accumulated deficit	(3,452,287)
Cumulative translation adjustment	13,771
Total	$56,530
Investment in Subsidiary – 80.31%	$45,399
Non-Controlling Interest – 19.69%	$11,131

As the acquisition was completed on March 26, 2009, the net loss of $17,623 of Stallion was included in the consolidated financial statements as of June 30, 2009.

The following table summarizes the net assets acquired upon the acquisition of The Stallion Group:

Cash & cash Equivalents	$565
Accounts receivable	13,712
Prepaid Expenses	3,001
Natural gas and oil properties	194,670
Capital Assets, Net Total Assets	4,190
$216,138

Current Liabilities	$(144,144)
Asset Retirement Obligation Total Net Assets Total Net Assets purchased – 80.31%	(15,464)
$56,530

$45,399

c)     Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,639,843 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Stated in U.S. Dollars)

options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
JUNE 30, 2009
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)     Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. At June 30, 2009 and 2008, the Company had no overproduced imbalances.

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

h)    Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $85,985, the amount that may be subject to credit risk for the six months ended June 30, 2009 is $636,850.

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
JUNE 30, 2009
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
JUNE 30, 2009
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

4.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2008	Additions	Disposals	Depletion for the year	Impairment	June 30, 2009
USA properties	$866,781	$1,319,587	$(808,861)	$(20,777)	$(202,486)	$1,154,244

Canada properties	25,315	410	(7,725)	(4,038)	-	13,962

Total	$892,096	$1,319,997	$(816,586)	$(24,815)	$(202,486)	$1,168,206

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
JUNE 30, 2009
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

On April 3, 2009, the Company sold its Working Interest in the Mississippi project and the surrounding lands for $200,367 plus a monthly $500 payment for 48 months of production.

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
JUNE 30, 2009
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

On June 1, 2009, the Company sold 2.5% of its 7.5% Working Interest for CAD$250,000.

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
JUNE 30, 2009
(Stated in U.S. Dollars)

4.              NATURAL GAS AND OIL PROPERTIES (continued)

b)      Unproved Properties

Properties	December 31, 2008	Addition	Disposals	Transfer to proved properties	June 30, 2009
USA properties	$430,311	$105,524	$(154,671)	$(139,673)	$241,491
Canada properties	200,065	34,950	(63,966)	-	171,049
Total	$630,376	$140,474	(218,637)	$(139,673)	$412,540

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

iii.     King City, California, USA

On May 25, 2009, the Company entered into a Farm-out agreement with Sunset Exploration (“Sunset”) to participate in a drilling and exploration of lands located in California, USA.  The Company paid $100,000 to Sunset towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  The Company shall pay 66.67% pro rata share of 100% of all costs associated in the initial test well.  If the test well is capable of producing hydrocarbons, then the Company shall pay its working interest pro rata share of all completion costs.  The Company’s working interest is 40% of 100% in the Area of Mutual Interest.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Stated in U.S. Dollars)

Properties in Canada

iii.    Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farmout agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at March 31, 2009, the Company had expended $162,996 of the well 3B9-23/3A11.  In March 2008, the Company joined the drilling of a new well, 2 HZ 3B9 LEG.  In March 2009, $9,106 was refunded to the Company.  In June 2009, the Company joined the drilling of a new well, HZ 1B1-23/3B8, and paid CAD$49,826 for 5% working interest.

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

b)    Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect.  It relies on the operator’s ability and expertise in the industry to successfully market the same.  Prices at which the operator sells gas/oil both in intrastate and interstate commerce will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator.  The Company and the operator believe any oil produced can be readily sold to a number of buyers.

c)     Credit Risk

A substantial portion of the Company’s accounts receivable is with joint venture partners in the oil and gas industry and is subject to normal industry credit risks.

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

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Stated in U.S. Dollars)

6.            ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS 143 “Accounting for asset retirement obligations”.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2009 and December 31, 2008, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

6.             ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the six months period ended June 30, 2009 and year ended December 31, 2008:

	June 30, 2009	December 31, 2008
Balance, beginning of the period	$23,604	$111,803
Liabilities assumed	-	8,898
Revisions	(3,271)	(99,626)
Accretion expense	1,548	2,529
Balance, end of the period	$21,881	$23,604

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
JUNE 30, 2009
(Stated in U.S. Dollars)

7.             SHARE CAPITAL (Continued)

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

On April 6, 2009, the Company issued 1,400,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of April 6, 2009 was $0.03.

Preferred Stock

The Company did not issue any preferred stock during the six months period ended June 30, 2009 (December 31, 2008 - Nil).

 ii.    Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $13,750 was recorded during the six months ended June 30, 2009 (June 30, 2008 - nil) related to options granted during the six months ended June 30, 2009 and 2008.  The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2008 Granted Expired Exercised Balance outstanding, June 30, 2009	240,000 500,000 (240,000) -	$ 0.75 0.03 - -
	500,000	$ 0.26

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	June 30, 2009	June 30, 2008
Risk-fee interest rate	3.00%	0.00%
Expected life of the option	3 years	0 year
Expected volatility	199.13%	0.00%
Expected dividend yield	-	-

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Stated in U.S. Dollars)
7.             SHARE CAPITAL (Continued)

The following table summarized information about the stock options outstanding as at June 30, 2009:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.03	500,000	2.77	500,000

iii.   Common Stock Share Purchase Warrants

As at June 30, 2009, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 1.50	2,483,985	February 1, 2010

No warrants were issued during the six months period ended June 30, 2009.

8.            RELATED PARTIES

During the six months period ended June 30, 2009, the Company paid $89,952 (June 30, 2008 - $83,414) for consulting fees and $18,032(June 30, 2008 - $20,594) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On April 3, 2009, the Company issued 1,400,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the share as of April 3, 2009 was $0.03.  The total cost of $42,000 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

On April 3, 2009, the Company granted 500,000 stock options in consideration for services rendered to the Officer of the Company.  The price of the share as of April 3, 2009 was $0.03.  The total cost of $13,750 was recorded in the compensation expense for options granted and was included in the general and administration expense.

These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

9.             COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company rented an office in Calgary, Canada on a month to month basis for $295 per month.

10.           SUBSEQUENT EVENTS

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  The costs of the leases was $169,566.

On July 27, 2009, the Company decided to participate in a 2009-1 drilling program in Oklahoma, USA.  The Company elected to participate in a 5% working interest for a five well drilling program.  The Company’s buy-in costs for each well will be $2,625 plus drilling and completion costs.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business of Delta Oil

We are an exploration company focused on developing North American oil and natural gas reserves.  Our current focus is on the exploration of our land portfolio comprised of working interests in acreage in King City, California; Southern Saskatchewan, Canada; the Southern Alberta Foothills area in Canada; and South Central, Oklahoma.  As a result of our acquisition of a controlling interest in The Stallion Group, a Nevada corporation, which is discussed below, we expanded our property interests to include acreage in the North Sacramento Valley, California.

Acquisition of Controlling Interest in The Stallion Group

On October 7, 2008, we announced the commencement of our offer to purchase (the “Offer”) all of the outstanding common shares of The Stallion Group, a Nevada corporation (“Stallion”), in exchange for 0.333333 shares of our common stock and $0.0008 in cash per share of Stallion, upon the terms and subject to the conditions set forth in the prospectus accompanying the Offer.

The Offer expired on March 26, 2009 and thereafter we notified the depository to take and pay for all of the shares of Stallion that were validly tendered in connection with our previously-announced Offer.  The depository advised us that, as of the expiration of the Offer, 58,635,139 shares of Stallion common stock had been validly tendered, representing 80.31% of the issued and outstanding common shares of Stallion.

All validly tendered common shares of Stallion were accepted for payment in accordance with the terms of the Offer, pursuant to which each validly tendered common share of Stallion was exchanged for 0.333333 of a share of our common stock and $0.0008 in cash.

Based on the number of common shares validly tendered in the Offer and the exchange ratio set forth above, we issued 19,545,026 shares of our common stock and paid $46,908 in cash pursuant to the Offer.

Hillspring Prospect

On November 26, 2004, through our wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into an agreement (the "Agreement") with Win Energy Corporation, ("Win Energy"), an Alberta based oil & gas exploration company, in order to acquire an interest in leases owned by Win Energy.  On or about January 25, 2005, we paid Win Energy $414,766 in exchange for a 10% working interest in one section of land (640 acres) in Hillspring located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.  During the three months ended March 31, 2009, management reassessed its participation in this project and determined to abandon this project due to concerns regarding its profitability.  We did not incur any costs in connection with our abandonment of this project and do not anticipate incurring any future costs.

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

Based on results indicating the presence of a potential gas well, the operator inserted casing into the total depth of the well in July 2006 and we committed to perform a full testing program.  During the three months ended March 31, 2008, testing showed that no economic hydrocarbons were present, the well was abandoned and the costs of $388,662 was transferred to the proven cost pool for depletion.

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

The initial Drilling Program on ten wells on the acquired property interest was completed by Griffin Exploration.  On August 4, 2006, we paid $70,000 to Griffin Exploration in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin Exploration on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.  Twelve wells had been drilled resulting in seven producing wells.  We anticipated that three additional wells would be producing subsequent to being tied into the pipeline and two wells were not commercially viable and were plugged and abandoned.  We refer to this drilling program as Palmetto Point Phase I.

In October 2007, as part of Palmetto Point Phase I, we drilled a well (the "PP F-12") on the prospect.  Subsequent testing revealed that the PP F-12 well contained oil reserves suitable for commercial production.  The PP F-12 well began producing on October 2, 2007.  This well is situated in what is known as the Belmont Lake Oil Field.  Based on the positive results from the PP F-12 well, the operator suggested drilling an additional two development wells in the immediate vicinity in which we would participate.  In November 2007, we participated in the drilling of a step-out well from the PP F-12 (the “PP F-12 #2”).  This well was drilled to total depth, logged, tested and cased.  The PP F-12 #2 encountered approximately three feet of hydrocarbon showings and as such the operator recommended re-entering the well and directionally drilling on an angle toward the PP F-12.  Upon completion and testing of this re-entry (the “PP F-12 #2-3”), the operator encountered approximately 32 feet of hydrocarbon pay and the well was connected to a nearby pipeline to commence oil production.

During the reporting period, we disposed of our interests in the Palmetto Point Prospect - 12 Wells Phase - I project described above.  These interests were disposed of together with the interests in the Palmetto Point Prospect – 50 Wells Phase II project described below.  Although our disposition of these interests occurred during the reporting period, we did not report any revenue or expenses attributable to these interests in the Palmetto Point Prospect - 12 Wells Phase - I project during the three months ended March 31, 2009 because this disposition was determined by the parties to be effective as of February 1, 2009.

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

We acquired through our acquisition of a controlling interest of The Stallion Group (‘Stallion”) an additional interest in this same drilling program.  Pursuant to the agreement entered into by Stallion on August 2, 2006, Stallion agreed to pay 30% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 19.2% share of all production zones to the base of a geological formation referred to as the Frio formation and 17.25% of all production to the base of a geological formation referred to as the Wilcox formation.  Stallion’s cost during the quarter ending September 30, 2006 amounted to $300,000.  During the fourth quarter of fiscal 2006, Stallion made additional payments of $600,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.  As a result of our acquisition of a controlling interest of Stallion in 2009 pursuant to our tender offer, we became obligated to pay 40% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 27.2% share of all production zones to the base of a geological formation referred to as the Frio formation and 24.75% of all production to the base of a geological formation referred to as the Wilcox formation

Neither we nor Stallion incurred any additional payments other than drilling costs for these prospects in 2008 or 2007.

During the reporting period, we disposed of our interests in the Palmetto Point Prospect - 50 Wells Phase - II project described above.  These interests were disposed of together with the interests in the Palmetto Point Prospect – 12 Wells Phase I for consideration of $200,367.  Although our disposition of these interests occurred during the reporting period, we did not report any revenue or expenses attributable to these interests in the Palmetto Point Prospect - 50 Wells Phase - II project during the three months ended June 30, 2009 because this disposition was determined by the parties to be effective as of February 1, 2009.

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

The revenue received from these wells for the three months ended June 30, 2009 was $37,301, as compared to $26,085 for the three months ended June 30, 2008.  The revenue received from these wells for the six months ended June 30, 2009 was $77,116, as compared to $55,515 for the six months ended June 30, 2008.  The increase in revenue was attributable the production of a second well on this prospect beginning in January 2009, but we generated less revenue than we anticipated as a result of a decline in oil prices during the reporting period ended June 30, 2009.

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

Effective June 1, 2009, we disposed of 2.5% of our interest in the Wordsworth prospect for total proceeds of CDN $250,000, which equates to approximately $214,961 USD.  We will continue to hold a 5% working interest in our existing wells on the Wordsworth prospect and any future wells which we elect to participate.

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

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation (“Ranken Energy”) to participate in a five well drilling program in Garvin and Murray counties in Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres.  We agreed to take a 10% working interest in this program.  To date, we have paid Ranken the sum of $514,619.

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

Total revenue received from these wells for the three months ended June 30, 2009 was $2,066, as compared to $14,695 for the three months ended June 30, 2008.   Total revenue received from these wells for the six months ended June 30, 2009 was $2,887, as compared to $45,792 for the six months ended June 30, 2008.   The reduction in revenue was caused by a suspension of production in the Dale #1 and a decline in oil prices in the reporting period ended June 30, 2009 as compared to the reporting period ended June 30, 2008.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) has been completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable, but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received from the Hulsey #1-8 for the three months ended June 30, 2009 was $550, as compared to $51,577 for the three months ended June 30, 2008.  The total revenue received from the Hulsey #1-8 for the six months ended June 30, 2009 was $1,244, as compared to $57,178 for the six months ended June 30, 2008. The significant decrease in revenue received from the Hulsey #1-8 is attributable to a decline in hydrocarbons recovered from the well and the reduction in natural gas and oil commodity prices.

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  The total revenue received from the River #1 for the three months ended June 30, 2009 was $8,897 and $21,305 for the six months ended June 30, 2009.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $4,933 in oil revenues for the three months ended June 30, 2009 and $8,256 for the six months ended June 30, 2009.

2009-1 Drilling Program - 5 Wells

On July 27, 2009, we entered into an agreement with Ranken Energy to participate in a five well drilling program in Garvin County, Oklahoma (the “2009-1 Drilling Program”).  We agreed to take a 5.0% working interest in the 2009-1 Drilling Program in exchange for our payment of a total of $13,125 in buy-in costs, which equates to $2,625 in buy-in costs for each well, plus our proportionate shares of the drilling and completion costs.  The 2009-1 Drilling Program has already commenced and anticipate that we will have the results prior to the end of the fiscal year.

Willows Gas Field

On February 15, 2008, Stallion entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  Stallion has participated in the drilling of the first well on the prospect area and encountered a number of prospective pay zones.  Testing has been completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas, the well was connected to a nearby pipeline and begun producing natural gas in April 2008.

Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.5% Working Interest.  Thereafter, Stallion will pay 6.5% of the costs of future wells to earn 6.5% Working Interest.  Total costs for this prospect for the end of the quarter ended November 30, 2008 is $255,887.  In light of the current natural gas commodity prices, we reviewed the future economic viability of this well during the reporting period and decided to suspend production until further notice in order to determine whether production of this well will be profitable.

King City, California

On May 25, 2009, we entered into a Farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We anticipate that the gravity survey and a 2D seismic program will commence in August 2009.  Following receipt of the results from the gravity survey and 2D seismic program, we will be able to determine the location of the first test well and the associated costs of drilling the initial test well.

For the Three Months Ended June 30, 2009 and 2008

Revenues

Our revenues generated during the three and six months ended June 30, 2009 were attributable to natural gas and oil sales and a gain on the disposition of 2.5% of our interest in the Wordsworth Prospect.  During the three and six months ended June 30, 2008, our revenue generated was entirely attributable to natural gas and oil sales.  We generated total revenue of $206,521 for the three months ended June 30, 2009, a decrease of approximately 32% from revenues of $305,850 for the three months ended June 30, 2008.  We generated total revenue of $274,572 for the six months ended June 30, 2009, a decrease of approximately 53% from revenues of $583,140 for the six months ended June 30, 2008.  The decrease in revenues for the three and six months ended June 30, 2009, when compared to the three and six months ended June 30, 2008, was attributable to the disposal of the Company’s interest in the Owl Creek Prospect and the Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects which was effective February 1, 2009 as wells as a decline in natural gas and oil prices.  This decline in revenue was partially offset by a gain of $142,481 on the sale of 2.5% of our interest in the Wordsworth Prospect during the reporting period.

Costs and Expenses

We incurred costs and expenses in the amount of $1,064,153 for the three months ended June 30, 2009, an 312% increase from costs and expenses of $258,241 for three months ended June 30, 2008.  The increase in total costs was primarily attributable to a loss of $750,305 on the sale of natural oil and gas properties.  Excluding these one time costs attributable to the sale of natural oil and gas properties, we incurred costs and expenses in the amount of $313,848 for the three months ended June 30, 2009, an 22% increase from costs and expenses of $258,241 for three months ended June 30, 2008.  The increase in costs and expenses for the three months ended June 30, 2009, when compared the three months ended June 30, 2008, is primarily attributable to the following factors:

•
General and administrative costs for the three months ended June 30, 2009 increased to $199,897 from $99,340 for the three months ended June 30, 2008, an increase of 101%.  The increase was caused as a result of the inclusion of costs associated with an increase in personnel resulting from our acquisition of a majority interest in the Stallion Group, an increase in stock based compensation and an increase in audit and accounting fees.

•	We incurred a loss of $750,305 on the sale of natural oil and gas properties during the three months ended June 30, 2009.

We incurred costs and expenses in the amount of $1,345,441 for the six months ended June 30, 2009, a 54% increase from costs and expenses of $873,100 for six months ended June 30, 2008.  The increase in costs and expenses for the six months ended June 30, 2009, when compared the six months ended June 30, 2008, is primarily attributable to the following factors:

•
General and administrative costs for the six months ended June 30, 2009 increased to $292,222 from $185,633 for the six months ended June 30, 2008, an increase of 57%.  The increase in general and administrative costs was caused by a reduction in stock based compensation expense attributable to the issuances of stock options and shares of common stock.  Stock based compensation expense for the six months ended June 30, 2009 was $55,750, as compared to $103,024 for the six months ended June 30, 2008.  This was offset by increases in foreign exchange losses increasing to $31,924, from a foreign exchange gains of $1,363 for the six months ended June 30, 2008, resulting from the strengthening of the Canadian dollar against the U.S. dollar, an increase in personnel resulting from our acquisition of a majority interest in the Stallion Group and an increase in audit and accounting fees.

•
Natural gas and oil operating costs for the six months ended June 30, 2009 decreased to $73,176 from $131,110 for the six months ended June 30, 2008, a decrease of 44%. The decrease in natural gas and oil operating costs is attributable to lower costs resulting from disposal of our interests in the Owl Creek Prospect and Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects during the six months ended June 30, 2009.

•
Depreciation and depletion expense for the six months ended June 30, 2009 decreased to $25,704 from $160,947 for the six months ended June 30, 2008, a decrease of 84%.  The decrease in depreciation and depletion expense is attributable to the disposal of our interests in the Owl Creek Prospect and Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects, which was partially offset by additional uneconomic wells that were moved to the proved property pool for depletion.

•
Impairment of natural gas and oil properties expense for the six months ended June 30, 2009 decreased to $202,486 from $388,702 for the six months ended June 30, 2008, an decrease of 48%.  The decrease in impairment of natural gas and oil properties expense for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, is attributable to a decline in natural gas and oil prices, which adversely impacts the third party valuation of our properties resulting in a reduction in carrying value of reserves; and

•
We experienced a loss on sale of natural gas and oil properties for the six months ended June 30, 2009 of $750,305 from the disposal of Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects.

Net Operating Loss

The net operating loss for the three months ended June 30, 2009 was $857,632, compared to a net operating profit of $47,609 for the three months ended June 30, 2008 due to the factors described above.  The net operating loss for the six months ended June 30, 2009 was $1,070,869, compared to a net operating loss of $289,960 for the six months ended June 30, 2008 due to the factors described above.

Other Income and Expense

We reported other net income of $2,713 for the three months ended June 30, 2009, as compared to other income of $0 in the three months ended June 30, 2008.  We reported other net income of $5,672 for the six months ended June 30, 2009, as compared to other income of $252 in the six months ended June 30, 2008.  Other income was attributable to interest received on bank deposits.

Net Loss

Net loss for the three months ended June 30, 2009 was $850,744, compared to a net profit of $44,191 for the three months ended June 30, 2008.  Net loss for the six months ended June 30, 2009 was $1,066,081, compared to a net loss of $293,126 for the six months ended June 30, 2008.  The increase in net loss for the three and six months ended June 30, 2009 was attributable to the loss on sale of natural oil and gas properties.

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

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $940,839 and total current liabilities in the amount of $24,364.  As a result, we had working capital of $916,475 as of June 30, 2009.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  As such, we anticipate that we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2009.  During the six months June 30, 2009, we received $0 from financing activities involving loan issuance, as compared to $90,000 during the six months ended June 30, 2008.   We incurred $48,045 from a S-4 registration of shares in connection with the Offer to acquire shares of The Stallion Group, for the six months June 30, 2009, compared to $0 for the six months June 30, 2008.

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

Cash Used in Operating Activities

Operating activities used $117,692 in cash for the six months June 30, 2009, compared to $284,698 in cash generated from operating activities for the six months ended June 30, 2008.  Our negative cash flow for the six months June 30, 2009 was caused by a decline in revenues earned during such period.

Cash Used in / Provided by Investing Activities

Cash flows generated by investing activities for the six months ended June 30, 2009 was $78,600, compared to $479,145 cash used by investing activities for the six months ended June 30, 2008.  All cash used in investment activities during the six months ended June 30, 2009 and 2008 related to investments in natural gas and oil working interests.  The increase in net cash generated was caused by the partial sale of 2.5% of our interest in the Wordsworth prospect.

Cash from Financing Activities

Cash flows used by financing activities for the six months June 30, 2009 primarily consisted of $48,045 related to the cost of registration of shares under the Form S-4 in relation to the Offer to acquire shares of The Stallion Group, compared to $90,000 in cash provided from financing activities for the six months ended June 30, 2008.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $4,639,843 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At June 30, 2009 and 2008, we had no overproduced imbalances.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4T.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.   Risk Factors.

(Not Applicable).

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2006, we entered into a consulting agreement with Last Mountain Management, Inc. (“LMM”) to provide consulting services to us (the “LMM Consulting Agreement”).  Douglas Bolen, our current President and former Chief Executive Officer, is the sole shareholder, officer, and director of LMM.  Pursuant to the LMM Consulting Agreement, we issued to Mr. Bolen 500,000 shares of our common stock on April 1, 2009.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On January 1, 2008, we entered into a consulting agreement with Hurricane Corporate Services Ltd.  (“Hurricane”) to provide consulting services to us (the “Hurricane Consulting Agreement”).  Kulwant Sandher, our Chief Financial Officer, is the sole shareholder, officer, and director of Hurricane.  Pursuant to the Hurricane Consulting Agreement, we issued to Mr. Sandher 400,000 shares of our common stock on April 1, 2009.  These shares were issued pursuant to Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

On April 6, 2009, we granted Christopher Paton-Gay options to purchase 500,000 shares of our common stock, exercisable at $0.03 per share, and issued Mr. Paton-Gay 500,000 shares of restricted common stock in connection with his appointment as Chief Executive Officer and as a member of our board of directors.  These options are fully vested and exercisable through the expiration date of April 6, 2012.  These securities were issued pursuant to Section 4(2) of the Securities Act.  We did not engage in any general solicitation or advertising.  The stock certificate was issued with the appropriate legends affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.     Other Information.

None.

Item 6.      Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	August 18, 2009

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	August 18, 2009
By:/s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

Exhibit No.	Description	Filed Herewith
10.1	Farmout Agreement by and between Sunset Exploration, Inc. and Delta Oil & Gas, Inc., Effective May 25, 2009	X
10.2	Letter Agreement by and between Ranken Energy Corporation and Delta Oil & Gas, Inc. Relating to 2009-1 Drilling Program	X
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X