Form 10-K/A
period 2008-12-31
DELTA OIL & GAS INC
filed 2009-08-28
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing Amendment No. 1 (this “Amendment”) to the Delta Oil & Gas, Inc. (“we” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed on March 31, 2009 (the “Original Filing”).

The following revisions to the Original Filing have been made in this Amendment:

1.
The tabular disclosure on page 18 under the subheading “Reported Reserves” was revised to replace the description of “Present value of net cash flows from provide oil reserves” with “Standardized measure of discounted future net cash flows.”

2.	Note 14 to the consolidated financial statements was added to provide the disclosures required under SFAS 69 relative to our oil and as activities.

3.	The tabular disclosure on page 19 under the subheading “Production” was revised to report our 2008 average production costs as 3.29 per Mcf.

4.	In our risk factor disclosure we disclosed the name of the engineer who estimated our oil and natural gas reserves.

5.	We revised the certifications required under Exchange Act Rules 13a-14(a) and 15d-14(a) to be filed with this Amendment so as to be in the exact form as set forth in Item 601(b)(31) of Regulation S-K.

For the convenience of the reader, this Amendment restates the Original Filing.  Other than as previously noted, this Amendment does not otherwise amend or update any exhibit to or disclosures set forth in the Original Filing. Except as stated herein, this Form 10−K/A does not reflect events occurring after the filing of the 2008 Form 10-K on March 31, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly, this Form 10−K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10−K.

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

                 Our reserve estimates are generated each year by the following independent consultants: Veazey & Associates, Thomas Engineering and Chapman Petroleum Engineering. In conducting their evaluations, these consultants evaluate our properties and independently develop proved reserve estimates. There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including: expected reservoir characteristics based on geological, geophysical and engineering assessments;

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

December 31,
	2008		2007		2006
	Oil (Bbls)	Gas (Mcf)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved Producing & Non-Producing Reserves	47,133	96,395	165,638	79,873	32,721	43,496
Estimated future net cash flows from proved oil and gas reserves	1,109,291		$6,808,750		$795,203
Standarized measure of discounted future net cash flows	875,897		$4,688,087		$611,152

Production

Production Data	Year ended December 31,
	2008	2007	2006
Production -
Oil (Bbls)	6,377	11,514	29,280
Gas (Mcf)	28,559	18,304	3,797
Average Sales Price -
Oil (Bbls)	$90.00	$64.00	$58.00
Gas (Mcf)	$6.00	$6.00	$4.60
Average Production Costs per Mcf	$3.29	$2.00	$2.50

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2008:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2
Alberta, Canada (Todd Creek)	Nil	Nil	Nil	Nil	Nil	Nil
Alberta, Canada (Hillspring)	Nil	Nil	Nil	Nil	Nil	Nil
Palmetto Point, Mississippi (Palmetto)	2	0.17	3	0.255	1,273	127
Saskatchewan, Canada (Wordsworth)	2	0.15	Nil	Nil	160	12
Ranken 2006-03 Drilling Program	1	0.10	Nil	Nil	340	34
Ranken 2007-01 Drilling Program	2	0.40	2	0.40	300	60
Garvin & McClain Counties, Oklahoma (Owl Creek)	Nil	Nil	Nil	Nil	Nil	Nil

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
2
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

3	Productive wells are producing wells and wells capable of production.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2008:

	Undeveloped Acreage 1 as of December 31, 2008
	Gross	Net
Alberta, Canada (Todd Creek)	Nil	Nil
Alberta, Canada (Hillspring)	Nil	Nil
Alberta, Canada (Strachan)	Nil	Nil
Palmetto Point, Mississippi (Palmetto) – Phase I & II	300,000	30,000
Saskatchewan, Canada (Wordsworth)	4,800	720
Ranken 2006 – 03 Drilling Program	820	80
Ranken 2007 – 01 Drilling Program	420	200
Garvin & McClain Counties, Oklahoma (Owl Creek)	Nil	Nil

1
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

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Alberta, Canada (Todd Creek)
2008	0	0	0	0
2007	0	0	0	0
2006	0.20	0	0	0
Alberta, Canada (Hillspring)
2008	0	0	0	0
2007	0	0	0	0
2006	0	0	0	0
Alberta, Canada (Strachan)
2008	0	0	0	0
2007	0	0	0	0
2006	0	0	0	0
Palmetto Point, Mississippi (Palmetto)
2008	1.17	1.22	0	0
2007	1.17	1.22	0	0
2006	1.44	0.36	0	0
Saskatchewan, Canada (Wordsworth)
2008	0.075	0	0	0
2007	0.075	0.075	0	0
2006	0.075	0	0	0
Ranken 2006-3 Drilling Program
2008	0.10	0	0	0
2007	0.10	0.20	0	0
2006	0	0	0	0
Ranken 2007-1 Drilling Program
2008	0.20	0.20	0	0
2007	0.20	0.20	0	0
2006	0	0	0	0
Garvin & McClain Counties, Oklahoma (Owl Creek)
2008	0	0	0	0
2007	0.20	0	0.20	0
2006	0.20	0	0.20	0.20
Totals

1	A productive well is an exploratory or development well that is not a dry well.
2	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

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

Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2008, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2008	2007	2006	2005 and Prior
Property acquisition costs	19,875	(134,350)	154,225	-	1,012,029
Exploration and development	610,501	(603,534)	(601,972)	(224,693)	1,028,671
Capitalized interest	-	-	-	-	-
Total	630,376	(737,884)	(447,747)	(224,693)	2,040,700

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

14.           UNAUDITED OIL AND GAS RESERVE QUANTITIES

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2008, 2007 and 2006 (in thousands):

2006
Property acquisition costs:	USA	Canada	Total
Proved	300,325	-	300,325
Unproved	-	-	-
Development costs	-	-	-
Exploratory costs	519,400	845,681	1,365,081

Oil and gas expenditures	819,725	845,681	1,665,406

2007
Property acquisition costs:	USA	Canada	Total
Proved	36,575	-	36,575
Unproved	154,225	-	154,225
Development costs	-	-	-
Exploratory costs	1,403,137	265,656	1,668,793

Oil and gas expenditures	1,593,937	265,656	1,859,593

2008
Property acquisition costs:	USA	Canada	Total
Proved	57,250	-	57,250
Unproved	(57,250)	-	(57,250)
Development costs	-	-	-
Exploratory costs	591,664	117,822	709,486

Oil and gas expenditures	591,664	117,822	709,486

The following unaudited reserve estimates presented as of December 31, 2008 and 2007 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition,  reserve  estimates of new discoveries that have  little  production  history  are  more  imprecise  than  those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

14.           UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., process and costs as of the date the estimate is made. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, December 31, 2006	72,341	113,947
Revisions of previous estimate	(17,150)	0
Discoveries	31,217	86,107
Production	(11,514)	(33,394)
Estimated quantity, December 31, 2007	74,894	166,660
Revisions of previous estimate	0	(120,951)
Discoveries	174,199	36,205
Reserves sold to third party	(36,543)	0
Production	(3,377)	(28,559)
Estimated quantity, December 31, 2008	209,173	53,355

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
December 31, 2008	190,983	18,190	209,173
December 31, 2007	57,764	17,130	74,894
Gas (MCF)
December 31, 2008	53,355	-	53,355
December 31, 2007	166,660	-	166,660

UNAUDITED STANDARIZED MEASURE

The following information has been developed utilizing procedures prescribed by SFAS 69 "Disclosures About Oil and Gas Producing Activities" and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

Delta Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Stated in U.S. Dollars)

14.           UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

	December 31, 2008	December 31, 2007
Future Cash inflows	$2,133,418	$5,291,324
Future production costs	(651,954)	(746,110)
Future development costs	(280,904)	(25,990)
Future income tax expense	(79,138)	(305,675)
Future cash flows	1,121,422	4,213,549
10% annual discount for estimated timing of cash flows	(152,871)	(1,453,674)
Standardized measure of discounted future next cash	$968,550	$2,759,875

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	December 31, 2008	December 31, 2007
Beginning of year	$2,759,875	$2,119,304
Sales and transfers of oil and gas produced, net production costs	(3,157,906)	946,808
Net changes in prices and production costs and other	94,156	(746,110)
Net changes due to discoveries	1,300,802	771,538
Changes in future development costs	(254,914)	(25,990)
Revisions of previous estimates	-	-
Other	-	-
Net change in income taxes	226,537	(305,675)
Accretion discount	-	-
Future cash flows	(1,791,325)	640,571
End of year	$968,550	$2,759,875

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of August, 2009.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:            /s/ CHRISTOPHER PATON-GAY
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	August 28, 2009
Christopher Paton-Gay, Chief Executive Officer and Director
/s/ Douglas N. Bolen	August 28, 2009
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	August 28, 2009
Kulwant Sandher, Chief Financial Officer and Director

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
Exhibit 10.7 of Delta’s Form 10SB12G dated May 12, 2006, File No. 000-52001.
10.12	Consulting Agreement by and between Delta and Last Mountain Investments, Inc. dated March 1, 2006.	Exhibit 10.10 of Delta’s Form 10SB12G/A dated February 27, 2007, File No. 000-52001.
10.13	Consulting Agreement by and between Delta and Hurricane Corporate Services Ltd. dated January 1, 2008.	Exhibit 10.13 of Delta's Registration Statement, Form S-4 filed January 23, 2009, File No. 000-52001.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
21.1	Subsidiaries of Delta.	Exhibit 21.1 of Delta's Form 10-K filed on March 31, 2009, File No. 000-52001.
31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X