Form 10-K/A
period 2008-12-31
DELTA OIL & GAS INC
filed 2009-10-16
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Annual Report”), as amended by Amendment No. 1 (collectively with the Original Annual Report, the “Amended Annual Report”), of Delta Oil & Gas, Inc. (the “Company”) is being filed to (i) make the disclosures in Item 2 under the subheading “Reported Reserves” consistent with the disclosures in footnote 14 of this Amendment, and (ii) file a dual dated audit report of the Company’s independent  registered public accounting firm. In addition, the Company is including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Amended Annual Report. Accordingly, the remainder of the Company’s Amended Annual Report remains unchanged. This Amendment continues to speak as of March 31, 2009, the date of our initial filing of the Original Annual Report, and unless otherwise indicated herein, does not reflect information obtained after that date. Therefore, in conjunction with reading this Amendment, you also should read all other filings that we have made with the Securities and Exchange Commission since March 31, 2009.

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

December 31,
	2008		2007		2006
	Oil (Bbls)	Gas (Mcf)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved Producing & Non-Producing Reserves	209,173	53,355	166,660	74,894	113,947	72,341
Estimated future net cash flows from proved oil and gas reserves	1,121,422		$4,213,549		$795,23
Standarized measure of discounted future net cash flows	968,550		$2,759,875		$611,152

Production

Production Data	Year ended December 31,
	2008	2007	2006
Production -
Oil (Bbls)	3,377	11,514	29,280
Gas (Mcf)	28,559	33,394	3,797
Average Sales Price -
Oil (Bbls)	$90.00	$64.00	$58.00
Gas (Mcf)	$6.00	$6.00	$4.60
Average Production Costs per Mcf	$3.29	$2.00	$2.50

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

/s/ STS PARTNERS LLP
 STS PARTNERS LLP
 CHARTERED ACCOUNTANTS

Vancouver, British Columbia, Canada
March 23, 2009 , except for Note 4 c, as to which the date is October 14, 2009

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

(c)   Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2008, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2008	2007	2006		2005 and Prior
Property acquisition costs and Transfer to Proved Property Pool.	19,875	-	19,875	-		-
Exploration and development	610,501	-	-	-		610,501
Capitalized interest	-	-	-	-		-
Total	630,376	-	19,875		-	610,501

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this  16th day of October, 2009.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:           /s/ CHRISTOPHER PATON-GAY
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	October 16, 2009
Christopher Paton-Gay, Chief Executive Officer and Director
/s/ Douglas N. Bolen	October 16, 2009
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	October 16, 2009
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