Form 10-K
period 2009-12-31
DELTA OIL & GAS INC
filed 2010-04-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  000-52001

Delta Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Colorado	91-210350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 604 - 700 West Pender Street, Vancouver, British Columbia Canada, V6C 1G8
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (866) 355-3644

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2009, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.03 was: 1,642,066

The number of shares of our common stock outstanding as of March 5, 2010 was: 13,557,107

FORM 10-K
DELTA OIL & GAS, INC.
DECEMBER 31, 2009

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	46

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•	changes in our business strategy;

•	the uncertainty of reserve estimates and timing of development expenditures;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	accidents and labor disputes;

•	disappointing results from our exploration or development efforts;

•	failure to meet our revenue or profit goals or operating budget;

•	decline in demand for our common stock;

•	changes in general market conditions;

•	investor perception of our industry or our prospects;

•	technological changes in the oil and gas exploration industry, including technological innovations by competitors or in competing technologies;

•	the proximity of natural gas production to natural gas pipelines;

•	the availability of pipeline capacity;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternate fuel sources;

•	the effect of inclement weather, such as hurricanes;

•	changes in oil and gas exploration, processing and overhead costs;

•	unexpected changes in business and economic conditions;

•	changes in interest rates and currency exchange rates;

•	commodity price fluctuations, including changes in the worldwide price for oil and gas;

•	state and federal regulation of oil and natural gas marketing;

•	federal regulation of natural gas sold or transported in interstate commerce; and

•	local and community impacts and issues.

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

If you are not familiar with the oil and gas terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

PART I

ITEM 1.    BUSINESS.

Business of Delta

We were incorporated under the laws of the State of Colorado on January 9, 2001 under the name Delta Oil & Gas, Inc.  We are engaged in the acquisition, exploration and development of North American oil and gas properties. Because oil and gas exploration and development requires significant capital and our assets and resources are limited, we participate in the oil and gas industry through the purchase of minority interests in either producing wells or oil and gas exploration and development projects.

Our current focus is on the exploration of our land portfolio comprised of working interests in acreage in King City, California; Southern Saskatchewan, Canada; South Central, Oklahoma; and Eastern, Texas.  As a result of our acquisition of a controlling interest in The Stallion Group, a Nevada corporation, which is discussed below, we expanded our property interests to include acreage in the North Sacramento Valley, California.

Reverse Stock Split

On October 21, 2009, we filed Articles of Amendment to our Articles of Incorporation and effected a 1-for-5 reverse stock split of all of our issued and outstanding shares of common stock.  Our shares of common stock are now quoted on the OTC Bulletin Board under the symbol "DLTA".

As a result of the reverse stock split, every five (5) shares of our issued and outstanding common stock were combined into one (1) share of common stock.  The reverse stock split did not change the number of authorized shares of our common stock.

No fractional shares were issued in connection with the reverse stock split and any fractional shares potentially issuable were rounded up to the next whole number.

Following the effectiveness of the reverse stock split, we had approximately 13,557,107 shares of common stock outstanding.  The reverse stock split affected all shares of the our common stock, including common stock underlying stock options and warrants that were outstanding immediately prior to the effective time of the reverse stock split.

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

Hillspring Prospect

On November 26, 2004, through our wholly-owned Canadian subsidiary, Delta Oil & Gas (Canada), Inc., we entered into an agreement (the "Agreement") with Win Energy Corporation, ("Win Energy"), an Alberta based oil & gas exploration company, in order to acquire an interest in leases owned by Win Energy.  On or about January 25, 2005, we paid Win Energy $414,766 in exchange for a 10% working interest in one section of land (640 acres) in Hillspring located approximately 90 miles south of Calgary, Alberta in the Southern Alberta Foothills belt.  During the year ended December 31, 2008, management reassessed its participation in this project and determined to abandon this project due to concerns regarding its profitability.  We did not incur any costs in connection with our abandonment of this project and do not anticipate incurring any future costs.

 Strachan Prospect

On September 23, 2005, we entered into the Farmout Agreement with Odin Capital Inc. (“Odin Capital”), a Calgary, Alberta corporation. A former member of our board of directors, Mr. Philipchuk, maintains a 50% ownership interest in Odin Capital. Odin Capital had the right to acquire an oil and gas leasehold interests in certain lands located in Section 9, Township 38, Range 9, West of the 5th Meridian, Alberta, Canada (“Section 9”) upon incurring expenditures for drilling and testing on the property.  We agreed to pay 4.0% of all costs associated with drilling, testing, and completing the test well on the property which we refer to as the Leduc formation test well.

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

The initial Drilling Program on ten wells on the acquired property interest was completed by Griffin Exploration.  On August 4, 2006, we paid $70,000 to Griffin Exploration in exchange for our participation in an additional two well program, which has also been completed.  The prospect area owned or controlled by Griffin Exploration on which the wells were drilled is comprised of approximately 1,273 acres in Palmetto Point, Mississippi.  Twelve wells had been drilled resulting in seven producing wells.  We refer to this drilling program as Palmetto Point Phase I.

Effective February 1, 2009, we disposed of our interests in the Palmetto Point Prospect - 12 Wells Phase - I project described above.  These interests were disposed of together with the interests in the Palmetto Point Prospect – 50 Wells Phase II project described below.  Total revenue received from the Palmetto Point Phase I producing wells for the year ended December 31, 2009 was $Nil, compared with $38,981in revenues for the year ended December 31, 2008.  The decrease in revenue was attributable to our disposition of these wells during fiscal 2009.

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

Seven wells had been drilled resulting in four producing wells.  We refer to this drilling program as Palmetto Point Phase II.

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

Total revenue received from the Palmetto Point Phase II producing wells for the year ended December 31, 2009 was $Nil, compared with  $79,050 in revenues for the year ended December 31, 2008.  The decrease in revenue was attributable to our disposition of these wells during fiscal 2009.

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

A second horizontal well was drilled in May 2007 at a cost of $198,152. Initial logs indicated hydrocarbon showings in an oil-bearing zone estimated to be approximately 770 feet in the horizontal section. However, due to the high water content in fluid removed from this well, the operator determined that it was not commercially productive and it was plugged and abandoned.  In April 2008, the operator recommended re-entering the second horizontal well with a view to drilling horizontally in a different direction starting at the base of the vertical portion of that well. We elected to participate in this re-entry on the same terms and conditions as the previous wells.  This well was drilled at a cost of $33,812. No economic hydrocarbons were found and this well was plugged and abandoned.

On November 2, 2009 we announced the completion and production of a third well at the location 2A2-23-7-3W2.  The total cost of this well was CDN$67,253.  The well has started production and we began receiving royalties from this well during November 2009.

The revenue received from all wells in the Wordsworth prospect for the year ended December 31, 2009 was $195,491 (2008: $104,989).  The increase in revenue was caused by the addition of a two new successful wells during the reporting period; however, this was partially offset by the disposal of 2.5% of our interest in the Wordsworth Prospect for $214,961, effective on June 1, 2009, thereby reducing our interest from 7.5% to 5%.

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

In January 2007, we commenced drilling of another well (the “Isbill #2-36”).  Our 20% working interest in the Isbill #2-36 cost $157,437 for both drilling and completion.  The Isbill #2-36 was drilled to approximately 5,900 feet and encountered two potential pay zones and is a direct offset well to the Powell #2.  In July 2008, we disposed of our holdings in Isbill #2-36 and the surrounding area for aggregate consideration of $549,388.

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

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.  The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150, all of which was paid August and September , 2007.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008.  The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day.  The Elizabeth #1-25 has been plugged and abandoned as of February 7, 2008.  Total revenue received from the Plaster #1 and Dale #1 wells for the year ended December 31, 2009 was $7,920 (December 31, 2008: $46,923).  The reduction in revenue was caused by the suspension of production, the gradual decline in the reserves from these wells and the reduction in commodity prices when compared to the previous year.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a three well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) was completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable, but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day since February 2008.

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 commenced production and the total revenue received for the year ended December 31, 2009 was $47,468 (December 31, 2008: $79,897), the reduction was caused by a reduction in the commodity prices during the year.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the year ended December 31, 2009 was $66,212 (December 31, 2008: $111,498).  The reduction in revenue was caused by a reduction in commodity prices during the reporting period, together with a decline in production rates.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $20,034 in oil revenues for the year ended December 31, 2009.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

2009-1 Drilling Program - 5 Wells

On July 27, 2009, we entered into an agreement with Ranken Energy to participate in a five well drilling program in Garvin County, Oklahoma (the “2009-1 Drilling Program”).  We initially acquired a 5.0% working interest in the 2009-1 Drilling Program in exchange for our payment of a total of $13,125 in buy-in costs, which equates to $2,625 in buy-in costs for each well, plus our proportionate shares of the drilling and completion costs.  During the fourth quarter of 2009, our working interest in the 2009-1 Drilling Program was reduced to 3.75%.  The reduction in our working interest was attributable to the landowner exercising an option to increase its working interest causing in a proportional reduction to all working interests held in this drilling program.  During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first two wells in this drilling program started to produce hydrocarbons in November and December 2009, resulting in revenue of $6,390 for the year ended December 31, 2009.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, we paid additional drilling costs in the amount of $78,090.  There has been no revenue generated during fiscal 2009; however, we anticipate that all four wells will begin production of hydrocarbons during the first quarter of 2010.

Willows Gas Field

On February 15, 2007, Stallion entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During the year and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  The total revenue received from the Wilson Creek #1-27 well for the year ended December 31, 2009 was $3,433 (December 31, 2008: $147,958).  The reduction in revenue was caused by a our decision to suspend production, a reduction in commodity prices during the reporting period and a decline in production rates attributable to a depletion in reserves.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We commenced a gravity survey and 2D seismic program in August 2009.  Following receipt of the results from the gravity survey and 2D seismic program, we decided to pursue further 2D seismic analysis in order to identify viable hydrocarbon targets for its first test well, which we anticipate will be completed by December 31, 2010.

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and was assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases will provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As at December 31, 2009, the costs of the leases were $74,018.  We hired an operator and will commence drilling of its first exploration well during the second quarter of 2010.

After disposition of a 60% interest in the Leases to Hillcrest, we will be responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We anticipate the dry hole costs to be approximately $442,000.  Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 25%, according to the following table:

	Net Revenue Distribution
	Before Payout	After Payout
Well #1	36%	20%
Well #2	36%	24%
Well #3	36%	28%

Under the terms of the Leases, we have the ability to participate in additional wells drilled in the Texas Prospect.  In the event that elect to participate, we will negotiate with Hillcrest our respective levels of participation in additional wells.  Our percentage of the costs and net revenue distribution, both before and after payout, associated with each additional well will be proportional to our level of participation.

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

In addition, the oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  The price and availability of alternative energy sources could adversely affect our revenue.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2009 or 2008.

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

Environmental Regulation

Oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or EPA, issue regulations which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically sensitive and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, and impose substantial liabilities for pollution. The strict liability nature of such laws and regulations could impose liability upon us regardless of fault. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general.

Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the “Superfund” law, generally imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance. Under CERCLA and comparable state statutes, such persons may be subject to strict joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  Governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

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

Employees

We have no full-time employees at the present time.   Our executive officers do not devote their services full time to our operations.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our oil and gas operations.  As of December 31, 2009, we engaged approximately 3 contractors that provided work to us on a recurring basis, which includes Messrs. Paton-Gay, Bolen and Sandher.

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

We suffered net losses since our inception, including net losses of $2,337,765 for the year ended December 31, 2009 and $215,826 for the year ended December 31, 2008. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

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

Unless we replace our oil and gas reserves, our reserves and production will decline.

Our future oil and gas production depends on our success in finding or acquiring additional reserves. If we fail to replace reserves through drilling or acquisitions, our level of production and cash flows will be adversely affected. In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves.

Because our executive officers do not provide services on a full-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our executive officers do not provide services to us on a full-time basis. We do not maintain key man life insurance policies for our executive officers. Currently, we do not have any employees other than our executive officers. If the demands of our business require the full business time of Messrs. Paton-Gay, Bolen, and Sandher, it is possible that Messrs. Paton-Gay, Bolen, and/or Sandher may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

If the employment of any of our executive officers is terminated for any reason, we may be required to make substantial severance payments and to repurchase any shares of common stock held by them, which could have a materially negative impact on our liquidity.

               In the event that the employment of any of our executive officers was terminated for any reason, our executive officers would be entitled, among other things, to receive a lump sum payment equal to 150% of their annual compensation then in effect, including the value of all stock awards that would have been received in the 18 months following termination, and to require us to purchase, for cash, any shares of our stock held by or due to them as of the date of termination.  The purchase of any such shares would be consummated thirty (30) days following the date of termination and the price to be paid by us would be based upon the average closing price per share of our common stock in the ten business days preceding the purchase date.  Any lump sum compensation payments to or the repurchase of shares held by one or more departing executive officers could have a materially negative impact on our cash available for operations and our liquidity.

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

As noted in our financial statements, we commenced operations 9 years ago. The audit report of STS Partners LLP, Chartered Accountants issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

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

Intense competition in the oil and gas exploration and production segment could adversely affect our ability to acquire desirable properties prospective for oil and gas, as well as producing oil and gas properties.

The oil and gas industry is highly competitive. We compete with major integrated and independent oil and gas companies for the acquisition of desirable oil and gas properties and leases, for the equipment and services required to develop and operate properties, and in the marketing of oil and gas to end-users. Many competitors have financial and other resources that are substantially greater than ours, which could, in the future, make acquisitions of producing properties at economic prices difficult for us. In addition, many larger competitors may be better able to respond to factors that affect the demand for oil and natural gas production, such as changes in worldwide oil and natural gas prices and levels of production, the cost and availability of alternative fuels and the application of government regulations. We also face significant competition in attracting and retaining experienced, capable and technical personnel with experience in the oil and gas industry.

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

We have hurricane associated risks in connection with our properties in Texas.

In the event that commercially productive reservoirs are discovered in the wells that are to be drilled on our properties in Texas, these properties will be vulnerable to significant production curtailments resulting from hurricane damage to certain fields or, even in the event that producing fields are not damaged, production could be curtailed due to damage to facilities and equipment owned by oil and gas purchasers, or vendors and suppliers, because a portion of our oil and gas properties are located near coastal areas of the Texas.

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

Our reserve estimates generated for 2009 were compiled by, Harper & Associates, Mark E. Anderson and Chapman Petroleum Engineering independent consultants. In conducting their evaluations, the consultants evaluate our properties and independently develop proved reserve estimates.  There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including: expected reservoir characteristics based on geological, geophysical and engineering assessments;

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

Use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results drilling operations on our properties.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, drilling activities on our properties may not be successful or economical.

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

Possible regulation related to global warming and climate change could have an adverse effect on our business, financial condition or results of operations and demand for natural gas and oil.

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill or ACESA. Further, on November 5, 2009, the United States Senate passed out of committee the Clean Energy Jobs and American Power Act, also known as the Boxer-Kerry Bill. These bills contain provisions that would establish a cap and trade system for restricting greenhouse gas emissions in the United States. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of this federal legislative initiative remains uncertain.

In addition to pending climate legislation, the Environmental Protection Agency, or EPA, has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding could lead to regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. EPA has proposed such greenhouse gas regulations and may issue final rules this year.

In the courts, several decisions have been issued that could increase the risk of claims being filed by governments and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people and property.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and natural gas.

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

We are required to evaluate furnish a report by our management on our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

Description of Our Property

     Our principal executive offices are located at Suite 604, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8.  Our principle executive offices are provided to us at no cost by our Chief Financial Officer.

Proved Reserves Reporting

On December 31, 2008, the Securities and Exchange Commission, or the SEC, released a Final Rule, Modernization of Oil and Gas Reporting, approving revisions designed to modernize oil and gas reserve reporting requirements. The new reserve rules are effective for our financial statements for the year ended December 31, 2009 and our 2009 year-end proved reserve estimates. The most significant revisions to the reporting requirements include:

•
Commodity prices.  Economic producibility of reserves is now based on the unweighted, arithmetic average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, unless prices are defined by contractual arrangements;

•
Undeveloped oil and gas reserves.  Reserves may be classified as “proved undeveloped” for undrilled areas beyond one offsetting drilling unit from a producing well if there is reasonable certainty that the quantities will be recovered;

•
Reliable technology.  The rules now permit the use of new technologies to establish the reasonable certainty of proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes;

•	Unproved reserves. Probable and possible reserves may be disclosed separately on a voluntary basis;
•
Preparation of reserves estimates.  Disclosure is required regarding the internal controls used to assure objectivity in the reserves estimation process and the qualifications of the technical person primarily responsible for preparing reserves estimates; and

•	Third party reports. We are now required to file the report of any third party used to prepare or audit reserves our estimates.

We adopted the rules effective December 31, 2009, as required by the SEC.

Reported Reserves Table

The following table sets forth summary information regarding our estimated proved reserves at December 31, 2009, 2008 and 2007:

December 31,
	2009		2008		2007
	Oil (Bbls)	Gas (Mcf)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved Producing & Non-Producing Reserves (1)	41,230	116,940	209,173	53,355	166,660	74,894
Present value of proved reserves (2)	1,066,900		1,121,422		4,213,549
Standardized measure of discounted future net cash flows (3)	1,162,410		968,550		2,759,875

(1)
Estimates of reserves as of year-end 2009 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2009, in accordance with revised guidelines of the SEC applicable to reserves estimates as of year-end 2009. Estimates of reserves as of year-end 2008 and 2007 were prepared using constant prices and costs in accordance with previous guidelines of the SEC based on hydrocarbon prices received on a field-by-field basis as of December 31st of the applicable year. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports dated December 31, 2009 is priced based on the 12-month un-weighted arithmetic average of the first-day-of-the month price for the period January through December 2009. The estimated future production in our reserve reports dated December 31, 2008 and 2007 is priced using constant year-end pricing.  PV-10 is a non-GAAP measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.

(3)
The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production, and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

The table below sets forth summary information regarding our estimated proved reserves for each country containing 15% or more of our proved reserves.  All estimated proved reserves in Canada are attributable to the Wordsworth Prospect in Saskatchewan and all estimated proved reserves in the United States are attributable to our properties in Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

	Reserves
Reserve Category	Oil & NGL’s (Bbls)	Natural Gas (Mcf)	Total (BOE)
PROVED
Developed:
USA	10,720	110,130	29,075
Canada	12,000	0	12,000
Total	22,720	110,130	41,075
Undeveloped:
USA	11,510	6,810	12,645
Canada	7,000	0	7,000
Total	18,510	6,810	19,645
TOTAL PROVED at December 31, 2009	41,230	116,940	60,720

Proved Undeveloped Reserves

As of December 31, 2009, we had 20,000 BOE (Barrels of Oil Equivalent) of proved undeveloped reserves, or PUDs.  As at December 31, 2009, we had approximately 35% of our PUD’s in Canada and 65% located in the USA.  Each of these PUD’s will be converted from undeveloped to developed as the wells begin production.   We anticipate that all of the PUD’s in the USA will be on production within the first two quarters of 2010; the remaining PUD’s in Canada will be developed within five years of December 31, 2009.

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent third party reserve engineering firm under the supervision of our management. Our management provides to our third party reserves engineers reserves estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other information. This information is reviewed by other members of management to ensure accuracy and completeness of the data prior to submission to our third party reserve engineering firm.  During 2009 , we retained Harper & Associates, Inc., Mark E. Andersen and Chapman Petroleum Engineering as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc., Mark E. Andersen, and Chapman Petroleum Engineering, see copies of their respective reports filed as exhibits to this Form 10-K.

Reserves Reported to Other Agencies

We did not file any reports during the year ended December 31, 2009 with any federal authority or agency other than the SEC with respect to our estimates of oil and natural gas reserves.

Production

The following table sets forth summary information regarding production by final product sold for the years ended December 31, 2009, 2008 and 2007:

Production Data	Year ended December 31,
	2009	2008	2007
Production -
Oil (Bbls)	5,775	3,377	11,514
Gas (Mcf)	12,279	28,559	33,394
Average Sales Price -
Oil (Bbls)	$56.00	$90.00	$64.00
Gas (Mcf)	$4.00	$6.00	$6.00
Average Production Costs per Mcf	$2.00	$3.29	$2.00

The table below sets forth summary information regarding production by final product for each country containing 15% or more of our proved reserves for the years ended December 31, 2009, 2008 and 2007.  All production in Canada is attributable to the Wordsworth Prospect in Saskatchewan and all production in the United States is attributable to our properties in Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

Production Data	Year Ended December 31
	2009		2008		2007
	USA	Canada	USA	Canada	USA	Canada
Production -
Oil (Bbls)	1,877	3,898	5,116	1,261	9,370	2,144
Gas (Mcf)	12,279	0	28,559	0	33,394	0
Average Sales Price -
Oil (Bbls)	$53.00	$58.00	$98.00	$88.00	$66.00	$61.00
Gas (Mcf)	$4.00	$0.00	$9.00	$0.00	$6.00	$0.00
Average Production Costs
Oil (Bbls)	$20.00	$14.00	$19.00	$40.00	$9.00	$9.00
Gas (Mcf)	$2.00	$0.00	$3.00	$0.00	$2.00	$0.00

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.  The reserves attributable to the Willows Gas Field in North Sacramento Valley, California were not material to our production in the United States and have not been itemized in the table above for this reason.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2009:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2
Saskatchewan, Canada (Wordsworth)	2	0.15	Nil	Nil	160	12
Garvin & Murray County, Oklahoma, USA 4	5	0.60	4	0.50	940	109
Willows Gas Filed, North Sacramento Valley, California, USA	0	0	0	0	300	18.75

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
2
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

3	Productive wells are producing wells and wells capable of production.
4	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in ‘Item 1, Business’.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2009:

	Undeveloped Acreage 1 as of December 31, 2009
	Gross	Net
Saskatchewan, Canada (Wordsworth)	4,800	24
Garvin & Murray County, Oklahoma, USA 2	1,660	301
King City, California, USA	10,000	4,000
Newton County, Texas, USA	243	97

1 2
"Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in ‘Item 1, Business’.

Drilling Activity

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Garvin, McClain & Murray Counties, Oklahoma 3
2009	0.45	0.20	0	0
2008	0.30	0.20	0	0
2007	0.50	0.40	0.20	0
Alberta, Canada (Strachan)
2009	0	0	0	0
2008	0	0	0	0
2007	0	0	0	0
Palmetto Point, Mississippi (Palmetto)
2009	0	0	0	0
2008	1.17	1.22	0	0
2007	1.17	1.22	0	0
Saskatchewan, Canada (Wordsworth)
2009	0.05	0	0.10	0
2008	0.075	0	0	0
2007	0.075	0.075	0	0
Willows Gas Field, North Sacramento Valley, California,
2009	0	0	0	0
2008	0.0625	0	0	0
2007	0	0	0	0
Totals	0.50	0	0.10	0

1
 A productive well is an exploratory or development well that is not a dry well.  Although a well may be classified as productive upon completion, future changes in oil and gas prices, operating costs and production may result in the well becoming uneconomical.

2	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
3
 Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs and the drilling activity in McClain County, Oklahoma relates to the Owl Creek Prospect referenced above in "Item 1, Business.” which was sold in 2008.

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

ITEM 4.   Reserved.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTCBB. The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  Our shares are quoted on the OTCBB under the symbol “DLTA.”  Prior to October 27, 2009, the effective date of a 1-for-5 reverse split of our common stock,  our shares were quoted on the OTCBB under the symbol “DOIG.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  In October 2009, we effected a 1-for-5 reverse split of our common stock, effective October 27, 2009.  Accordingly, the prices of our common stock have been retroactively adjusted to reflect the reverse split.

Fiscal Year Ended December 31, 2009
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2009	$0.25	$0.09
June 30, 2009	$0.225	$0.10
September 30, 2009	$0.19	$0.09
December 31, 2009	$0.19	$0

Fiscal Year Ended December 31, 2008
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2008	$1.525	$0.75
June 30, 2008	$0.90	$0.445
September 30, 2008	$0.50	$0.225
December 31, 2008	$0.325	$0.05

Holders of Common Stock

As of March 22, 2010, we had approximately ninety-two (92) shareholders of record of our common stock.   Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2009.

Equity Compensation Plan as of December 31, 2009

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	800,000	$0.12	249,902
Total	800,000	$0.12	249,902

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

ITEM 6.Selected Financial Data.

Not applicable.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.  This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this annual report on Form 10-K.

For the Years Ended December 31, 2009 and 2008

Revenues

We generated total revenue of $510,917 for the year ended December 31, 2009, a decrease of approximately 73% from revenues of $1,927,539 for the year ended December 31, 2008.  During the year ended December 31, 2009, $352,841 of the revenue we generated was attributable to natural gas and oil sales and $158,076 was attributable to a gain on the partial disposition of our working interest in the Wordsworth Prospect during the three months ended June 30, 2009.  During the year ended December 31, 2008, $860,092 of the revenue was attributable to natural gas and oil sales and $1,067,447 was attributable to a gain on the disposition of our working interest in the Owl Creek prospect.

The decrease in total revenue for the year ended December 31, 2009, when compared to the year ended December 31, 2008, was attributable to a reduction in revenue from oil and gas sales of $507,251, which was caused by our inability to recognize revenue for the entire 2009 fiscal year from the Owl Creek Prospect resulting from the sale of our working interest in this property during the nine months ended September 30, 2008 and the reduction of commodity prices for natural gas and oil.

Costs and Expenses

We incurred costs and expenses in the amount of $2,871,082 for the year ended December 31, 2009, a 34% increase from costs and expenses of $2,141,979 for year ended December 31, 2008.

The increase in costs and expenses for the year ended December 31, 2009, when compared the year ended December 31, 2008, is primarily attributable to the following factors:

•
General and administrative costs for the year ended December 31, 2009 increased to$700,512 from $257,552 for the year ended December 31, 2008, an increase of 172%.  The increase in general and administrative costs was caused by an increase in stock based compensation expense attributable to the issuances of stock options and shares of common stock to management.  Stock based compensation expense for the year ended December 31, 2009 was $199,745 as compared to $47,700 for the year ended December 31, 2008.  Further increases  in administrative costs was due to foreign exchange losses increasing to $88,440 (December 31, 2008: $(181,370)).

•
Legal and Professional fees for the year ended December 31, 2009 increased to $107,938 from $31,638 for the year ended December 31, 2008, an increase of 241%.  The increase in legal costs was attributable to the Company’s acquisition of The Stallion Group that closed in March 2009 and the preparation and filing of the S-4 registration statement.

•
Consulting fees for the year ended December 31, 2009 increased to $207,121 from $179,893 for the year ended December 31, 2008, an increase of 15%.  The increase in consulting fees was attributable to the addition of one executive from the acquisition of The Stallion Group.

•
Natural gas and oil operating costs for the year ended December 31, 2009 decreased to $120,022 from $222,269 for the year ended December 31, 2008, a decrease of 46%. The decrease in natural gas and oil operating costs is attributable to a decrease in the number of producing wells for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

•
Depreciation and depletion expense for the year ended December 31, 2009 decreased to $42,446 from $265,942 for the year ended December 31, 2008, a decrease of 84%. The decrease in depreciation and depletion expense is attributable to the disposal of Owl Creek and the partial disposal of the Wordsworth wells; this was partially offset by additional uneconomic wells that were moved to the proved property pool for depletion; and

•
Impairment of natural gas and oil properties expense for the year ended December 31, 2009 decreased to $1,255,561 from $1,393,687 for the year ended December 31, 2008, a decrease of 10%.  The decrease in impairment of natural gas and oil properties expense for the year ended December 31, 2009, as compared to the year ended December 31, 2008, is attributable to the impairment of our working interests in the Willow’s Gas Field resulting from our third party evaluation that the costs associated with these prospects are highly unlikely to be recovered.

Net Operating Loss

The net operating loss for the year ended December 31, 2009 was $2,360,165, compared to a net operating loss of $214,440 for the year ended December 31, 2008.

Other Income and Expense

We reported other net income of $9,062 for the year ended December 31, 2009, as compared to other income of $2,009 in the year ended December 31, 2008. Other expenses were attributable to interest expenses of $5,016 for a note payable which was paid in full during the year ended December 31, 2008.

Net Loss

Net loss for the year ended December 31, 2009 was $2,337,765, compared to a net loss of $215,826 for the year ended December 31, 2008. The increase in loss for the year ended December 31, 2009 was attributable to the loss on sale of natural gas and oil properties of $750,305 and the impairment of natural gas and oil properties of $1,255,56, compared to $1,393,687 for the year ended December 31, 2008, and a reduction in revenues for the year.

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

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $585,670 and total current liabilities in the amount of $39,409.  As a result, we had working capital of $546,261 as of December 31, 2009.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we will require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2010.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  Additional capital will be required to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intent to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Used in Operating Activities

Operating activities used $225,050 in cash for the year ending December 31, 2009, compared to $445,122 in cash generated from operating activities for the year ended December 31, 2008.  Our negative cash flow for the year ending December 31, 2009 was caused by an increase in operating expenses and a decrease in revenues from natural gas and oil.

Cash Used in Investing Activities

Cash flows used by investing activities for the year ending December 31, 2009 was $260,659, compared to $596,614 cash generated from investing activities for the year ended December 31, 2008.  Our negative cash flow for the year ending December 31, 2009 was primarily caused by investments in natural gas and oil working interests which were partially offset by sale proceeds of natural gas and oil working interests in the amount of $430,315.

Cash from Financing Activities

Cash flows used by financing activities for the year ending December 31, 2008 primarily consisted of $48,045 related to the cost of registration of shares under Form S-4, compared to $132,289 in cash used from financing activities for the year ended December 31, 2008.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the year ending December 31, 2009 are as follows:

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,911,527 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Oil & Gas Joint Ventures

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At December 31, 2009 and 2008, we had no overproduced imbalances.

Recent Accounting Pronouncements

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants. The discussion below includes the applicable ASC reference.

In July 2009, the FASB proposed an update to ASC 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This proposed standard would require share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. The adoption of this update will have no impact on our consolidated results of operations of financial position.

The Company adopted ASC 810-10-65, Transition and Open Effective Date Information, which requires a parent with one or more less-than-wholly-owned subsidiaries to disclose, on the face of the consolidated financial statements, the amount of consolidated net income attributable to the parent and non-controlling interest. The Company adopted this guidance effective January 1, 2009.

           The Company adopted ASC 855, Subsequent Events, which requires disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       Other Information.

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance.

           The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name of Nominee	Age	Position	Director Since
Christopher Paton-Gay	49	Chief Executive Officer, Principal Executive Officer, Director	2009
Douglas N. Bolen	44	President, Chairman	2004
Kulwant Sandher	48	Chief Financial Officer, Secretary, Principal Financial Officer, Principal Accounting Officer, Director	2007

Christopher Paton-Gary.  Mr. Paton-Gay has been our Chief Executive Officer and Director since April 6, 2009.   Mr. Paton-Gay has been Chief Executive Officer, a director and Chairman of The Stallion Group since July 19, 2006.  Mr. Paton-Gay has been active in the oil and gas business in Alberta, Canada and the United States over the past two decades. Over the past twenty years, he has founded and been chairman and president of two private oil and gas companies in addition to sitting on many corporate and public sector governance boards. He has also served as one of the founding Directors of the Explorers and Producers Association of Canada. Mr. Paton-Gay has also served as a director and officer of Turner Valley Oil & Gas Inc. since 2003.

            Mr. Paton-Gay brings to the Board a wealth of experience in the oil and gas industry and this experience, coupled with his prior service as a director to numerous private and public companies, is a valued asset to our Board.

Douglas N. Bolen.  Mr. Douglas Bolen was appointed as our Chief Executive Officer, President and director on April 15, 2004.  Mr. Bolen resigned as our Chief Executive Officer on April 6, 2009, but continues to serve as our President and Chairman of the board of directors.   Mr. Bolen received a Bachelor of Arts from the University of Regina, Saskatchewan in 1991 and his Bachelor of Laws from the University of Saskatchewan in 1995. Mr. Bolen is a member in good standing of the Law Society of Saskatchewan, the Regina Bar Association and the Canadian Bar Association. From 1995 to 1999, Mr. Bolen articled and practiced law at Balfour Moss, Barristers and Solicitors, a large Regina, Canada based law firm with a practice concentration in the area of Corporate Commercial law. From 1999 to the present, Mr. Bolen has been providing consulting services to small to medium sized US based businesses.

             Mr. Bolen brings to Board an extensive knowledge in the areas of contract law, oil and gas law and securities law both in Canada and the USA.  These attributes and experience enable Mr. Bolen to assist Board in its oversight of the Company’s oil and gas exploration activities and compliance aspects associated with being a public company.

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

            Mr. Sandher’s experience in finance and administration, along with his network of contacts, is a valued asset to the Board as it continues to navigate through the regulatory framework in both the USA and Canada.

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

For the fiscal year ending December 31, 2009, the Board:

•	Reviewed and discussed the audited financial statements with management, and

•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

The Board of Directors determined that Mr. Sandher qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: Mr. Bolen failed to file a Form 4 disclosing one transaction in a timely fashion during fiscal year 2009 and Mr. Sandher failed to file two Form 4s disclosing a total of three transactions in a timely fashion during fiscal year 2009.

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

ITEM 11.     Executive Compensation.

Summary Compensation Table

The following table presents information concerning the total compensation of our Chief Executive Officer, Chief Financial Officer and President during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2009 and 2008:

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Christopher Paton-Gay CEO	2009 2008	41,251 -	- -	- -	49,748 -	- -	90,999 -
Douglas N. Bolen President	2009 2008	84,672 89,947	- -	15,000 26,500	35,999 -	- -	135,671 116,447
Kulwant Sandher CFO, Secretary, Treasurer	2009 2008	81,198 89,946	- -	12,000 21,200	35,999 -	- -	129,197 111,146

(1)
The amounts in the table reflect the grant date fair value of options and stock awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of Delta’s common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

Compensation Components.

                Base Salary. At this time, we compensate our executive officers by the indirect payment of salaries to companies controlled by our executive officers.

We did not directly compensate our executive officers during the fiscal years ended December 31, 2009 and 2008. Messrs. Paton-Gay, Sandher, and Bolen each received remuneration for services rendered during the fiscal years ended December 31, 2009 and 2008 indirectly through compensation paid to a company under their exclusive control.  Messrs. Paton-Gay, Bolen, and Kulwant are the sole shareholders, officers, and directors of CPG, LMM, and WMS, respectively, which are parties to the Consulting Agreements discussed below under "Consulting Agreements."

Bonuses. At this time, we do not compensate our executive officers by the payment of bonus compensation.

Stock Options. Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock options to our executive officers during 2009.

Other than the following, at no time during the last fiscal year was any outstanding option repriced or otherwise modified:  as a result of a reverse stock split, 500,000 options exercisable by Mr. Paton-Gay at $0.03 were automatically adjusted to 100,000 stock options exercisable at $0.15. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Other. At this time, we have no profit sharing plan in place.

Consulting Agreements.

On March 8, 2010 (the “Effective Date”), we entered into an Amended and Restated Consulting Agreement with Warwick Management Services ("WMS"), an Amended and Restated Consulting Agreement with Last Mountain Management Ltd. ("LMM"), and an Amended and Restated Consulting Agreement with CPG Consulting Ltd. ("CPG") (collectively, the "Consulting Agreements").  Each of the Consulting Agreements are materially the same.  The Consulting Agreements supersede and replace all prior compensatory agreements, understandings and commitments that previously existed between the Company and members of its management.  Kulwant Sandher, our Chief Financial Officer and director, is the sole shareholder, officer, and director of WMS.  Douglas Bolen, our President and Chairman of the Board, is the sole shareholder, officer, and director of LMM.  Christopher Paton-Gay, our Chief Executive Officer and director, is the sole shareholder, officer, and director of CPG.

Pursuant to the terms of the Consulting Agreements, WMS was retained to serve as the our Chief Financial Officer, LMM was retained to serve as the our President, and CPG was retained to serve as the our Chief Executive Officer.  As compensation for such services, WMS, LMM, and CPG will each receive an annual fee of $90,000 Canadian Dollars per year plus applicable taxes, payable monthly in advance on the first of each calendar month. In addition, WMS, LMM, and CPG will each be entitled to receive 100,000 shares of our common stock on an annual basis, the standard benefits enjoyed by our other top executives, and reimbursement for reasonable travel, lodging, entertainment, promotion and other ordinary and necessary business expenses.  The Consulting Agreements are for an initial term of two years and will automatically be extended for an additional one-year period on each anniversary of the Effective Date (restoring the initial two-year term), unless terminated pursuant to the terms of the Consulting Agreements.

If the Consulting Agreements are terminated by us for a reason other than Cause, Death, or Disability (as defined in the Consulting Agreements) or by the consultant for Good Reason, the consultant will receive:

•	Any earned but unpaid annual base compensation;
•	Any earned but unissued stock awards;
•	Any owed expense reimbursement payments owed to consultant for expenses incurred prior to termination;
•	Any earned but unpaid annual bonus payments relating to the prior calendar year; and
•	A lump-sum payment equal to 150% of consultant's annual base compensation, including all stock awards that would have been earned during the eighteen (18) months immediately following termination.

If the Consulting Agreements are terminated by us for Cause, by the consultant without Good Reason, or on account of the consultant's death or disability, our sole obligation will be to pay any accrued obligations.

"Cause" is defined as a termination by the Company based upon consultant's:

•
Persistent failure to perform duties consistent with a commercially reasonable standard of care (other than due to a physical or mental impairment or due to an action or inaction directed by the Company that would otherwise constitute Good Reason);

•	Willful neglect of duties (other than due to a physical or mental impairment or due to an action or inaction directed by the Company that would otherwise constitute Good Reason);
•	Conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty;
•	Material breach of the Consulting Agreement; or
•	Failure to materially cooperate with or impeding an investigation authorized by the Board.

"Good Reason" is defined as a termination by the consultant based upon the occurrence of any of the following:

•	A material diminution in consultant's position or title, or the assignment of duties to consultant that are materially inconsistent with consultant's position or title;
•	A material diminution in consultant's annual base compensation or bonus opportunity;
•
Within six (6) months immediately preceding or within two (2) years immediately following a Change of Control: (1) a material adverse change in consultant's status, authority, or responsibility; (2) a requirement that consultant report to a corporate officer or consultant instead of directly to the Board; (3) a material diminution in the budget over which consultant has managing authority; or (4) a material change in the geographic location of consultant's principal place of service with the Company; or

•	A material breach by the Company of any of its obligations under the Consulting Agreement.

Payments, distributions, or benefits payable upon consultant's separation of service, and that would be classified as deferred compensation, may be delayed for six (6) months.  Also, any payments that would ordinarily constitute a "parachute payment" will be reduced to one dollar less than required to be considered "parachute payments" under Section 280G of the Internal Revenue Code.  In addition, in the event of any stock splits, reverse stock splits, stock dividends, or other changes in the Company's capital, the number of shares of common stock issued to the consultants under the Consulting Agreements will be adjusted proportionately.

The Consulting Agreements also provide consultants with the option to sell and have the Company purchase any shares of Company stock held by, or due to Consultant by the Company on the Date of Termination (as defined in the Consulting Agreements).  The closing for the sale and purchase shall take place thirty (30) days following the Date of Termination (the “Purchase Date”).  The purchase price shall be paid in cash and the purchase price per share shall be determined by the Board in good faith based upon the average closing price per share on the ten business days preceding the Purchase Date.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Christopher Paton-Gay CEO	200,000 100,000	-	-	$0.12 $0.15	12/01/2012 4/06/2012
Kulwant Sandher CFO, Secretary, Treasurer	200,000	-	-	$0.12	12/01/2012
Douglas N. Bolen President	200,000	-	-	$0.12	12/01/2012

Stock Option Plans

On January 3, 2005, our Board adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan authorizes us to reserve shares for future grants under it, of which 249,902 shares remain available for issuance.

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

The Plan Administrator is also authorized to grant restricted stock awards under the Stock Incentive Plan. A restricted stock award is a grant of shares of the common stock that is subject to restrictions on transferability, risk of forfeiture and other restrictions and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period specified by the Plan Administrator.

Compensation of Directors

Our executive officers who also serve as members of our board of directors do not receive any compensation for serving on the board of directors.  In 2009, our board of directors was comprised of Mr. Douglas Bolen, Mr. Christopher Paton-Gay, and Mr. Kulwant Sandher, all of whom also serve as executive officers.   The compensation arrangements for Messrs. Bolen, Paton-Gay, and Sandher are discussed under “Executive Compensation” in this annual report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 5, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner(1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Christopher Paton-Gay	143,934	300,000	3.20%
Douglas N. Bolen	386,000	200,000	4.26%
Kulwant Sandher	234,176	200,000	3.16%
All current directors and executive officers as a group (six persons)	864,110	700,000	10.97%
More Than 5% Beneficial Owners
Gerald W. Williams	1,999,998	-	14.75%
Ronald A. Zlatniski 4206 Cypress Grove Lane Greensboro, NC 27455	742,000	-	5.47%

*	Represents less than 1% of the class.

(1)      Unless otherwise provided, the address of each person is c/o Suite 604 - 700 West Pender Street, Vancouver, British Columbia,
           Canada V6C 1G8.

(2)      Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)      This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of
           March 5, 2010.

                The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this Annual Report; accordingly, it includes shares of our common stock that are issuable upon the exercise of stock options exercisable within 60 days of March 5, 2010. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

On March 8, 2010, we entered into an Amended and Restated Consulting Agreement with Warwick Management Services ("WMS"), an Amended and Restated Consulting Agreement with Last Mountain Management Ltd. ("LMM"), and an Amended and Restated Consulting Agreement with CPG Consulting Ltd. ("CPG") (collectively, the "Consulting Agreements").  Each of the Consulting Agreements are materially the same.  The Consulting Agreements supersede and replace all prior compensatory agreements, understandings and commitments that previously existed between the Company and members of its management.  Kulwant Sandher, our Chief Financial Officer and director, is the sole shareholder, officer, and director of WMS.  Douglas Bolen, our President and Chairman of the Board, is the sole shareholder, officer, and director of LMM.  Christopher Paton-Gay, our Chief Executive Officer and director, is the sole shareholder, officer, and director of CPG.  The Consulting Agreements are discussed in greater detail above in "Item 11, Executive Compensation."

ITEM 14.    Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by STS Partners LLP, Chartered Accountants for professional services for the fiscal years ended December 31, 2009 and December 31, 2008:

	Fiscal 2009 Fees	Fiscal 2008 Fees
Fee Category
Audit Fees	$34,000	$33,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$34,000	$33,800

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2009 and 2008, these services included administrative services.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of STS Partners LLP, Chartered Accountants on the financial statements of the Company for the year ended December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal years ended December 31, 2009 and December 31, 2008 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2009 and 2008, there were no disagreements with STS Partners LLP, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to STS Partners LLP, Chartered Accountants’ satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2009 and 2008, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Delta Oil & Gas, Inc. (the “Company”) as at December 31, 2009 and 2008, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. as at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the consolidated financial statements, the Company has suffered recurring losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1(c).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STS PARTNERSHIP  LLP
STS PARTNERS LLP
CHARTERED ACCOUNTANTS

Vancouver, British Columbia, Canada
April 12, 2010

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31,	December 31,
	2009	2008
ASSETS

Current
Cash and cash equivalents	$446,808	$980,562
Accounts receivable	70,496	65,614
Franchise tax prepaid	1,004	-
Prepaid expenses	17,464	11,193
Advancement for oil and gas exploration costs	49,898	-

	585,670	1,057,369

Natural Gas And Oil Properties
Proved property	380,483	892,096
Unproved property	484,887	630,376

	865,370	1,522,472

Property, Plant and Equipment (net)	3,499	172

TOTAL ASSETS	$1,454,539	$2,580,013

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$37,882	$26,553
Due to related party	1,527	-

	39,409	26,553
Long Term
Asset retirement obligation	21,487	23,604

TOTAL LIABILITIES	60,896	50,157

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 13,557,107 and 9,368,102 shares issued
and outstanding, respectively	13,557	9,368
Additional paid-in capital	7,115,308	6,088,272

Accumulative Other Comprehensive loss	94,418	5,978

Accumulated Deficit	(5,911,527)	(3,573,762)

	1,311,756	2,529,856

Noncontrolling Interest	81,887	-

TOTAL STOCKHOLDERS' EQUITY	1,393,643	2,529,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,454,539	$2,580,013

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)

	YEAR ENDED
	DECEMBER 31,
	2009	2008
Revenue

Natural gas and oil sales	$352,841	$860,092
Gain on sale of natural gas and oil properties	158,076	1,067,447

	510,917	1,927,539
Costs And Expenses

Natural gas and oil operating costs	120,022	222,269
General and administrative	700,512	257,552
Accretion	2,236	2,529
Depreciation and depletion	42,446	265,942
Impairment of natural gas and oil properties	1,255,561	1,393,687
Loss on sale of natural gas and oil properties	750,305	-

	2,871,082	2,141,979

Net Operating Loss	(2,360,165)	(214,440)

Other Income And (Expense)

Interest income	9,062	7,025
Interest expense	-	(5,016)

	9,062	2,009

Loss Before Income Taxes	(2,351,103)	(212,431)

Income taxes	5,406	3,395

Net Loss	(2,356,509)	(215,826)

Less: Net loss attributable to the noncontrolling interest	18,744	-

Net Loss Attributable to Delta Oil & Gas, Inc.	$(2,337,765)	$(215,826)

Basic And Diluted Loss Per Common Share	$(0.19)	$(0.02)

Weighted Average Number Of
Common Shares Outstanding	12,576,983	9,368,102

Consolidated Statement of Comprehensive Loss

Comprehensive Loss

Net Loss	$(2,356,509)	$(215,826)

Other Comprehensive Income (Loss)
Foreign Currency Translation	88,440	(181,370)

Comprehensive Loss	$(2,268,069)	$(397,196)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to December 31, 2009
(Stated in U.S. Dollars)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME/(LOSS)	INTEREST	TOTAL

Shares issued for cash at $0.00018	2,750,000	$2,750	$(250)	$-	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	5,500,000	5,500	94,500	-	-	-	-	-	100,000

Shares issued for cash at $0.045	9,350	9	2,116	-	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	-	(184,407)

Balance, December 31, 2001	8,259,350	8,259	96,366	-	-	(184,407)	-	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	-	(62,760)

Balance, December 31, 2002	8,259,350	8,259	96,366	-	-	(247,167)	-	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	-	(24,423)

Balance, December 31, 2003	8,259,350	8,259	96,366	-	-	(271,590)	-	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	-	(31,574)

Balance, December 31, 2004	8,259,350	8,259	96,366	160,000	-	(303,164)	-	-	(38,539)

Units issued for cash at $1.00,	496,797	497	2,483,228	(160,000)	-	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	49,000	49	195,951	-	(16,000)	-	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	-	(570,050)

Balance, December 31, 2005	8,805,147	8,805	3,145,812	-	(16,000)	(873,214)	-	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	-	16,000

Options exercised for cash at $0.8	61,000	61	243,939	-	-	-	-	-	244,000

Options exercised for cash at $1.00	2,500	3	12,498	-	-	-	-	-	12,501

Shares issued for cash at $2.75,	145,455	145	1,849,850	-	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	-	(234,763)

Balance, December 31, 2006	9,014,102	9,014	5,447,818	-	-	(1,107,977)	-	-	4,348,855

Options exercised for cash at $0.75	12,000	12	44,988	-	-	-	-	-	45,000

Shares issued to President & CEO as	100,000	100	459,900	-	-	-	-	-	460,000
part of his compensation package at $0.92

Shares issued to Investor Relations	12,000	12	40,788	-	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	50,000	50	137,450	-	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	-	42,097

Comprehensive Income/(loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	-	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	-	(2,249,959)
Comprehensive (loss)									(2,062,611)

Balance, December 31, 2007	9,188,102	9,188	6,173,041	-	-	(3,357,936)	187,348	-	3,011,641

Shares issued to President & CEO & CFO as	180,000	180	47,520	-	-	-	-	-	47,700
part of their compensation package at $0.053

Registration of shares under Form S-4	-	-	(132,289)	-	-	-	-	-	(132,289)

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(181,370)	-	(181,370)
Net loss for the year	-	-	-	-	-	(215,826)	-	-	(215,826)
Comprehensive loss									(397,196)

Balance, December 31, 2008	9,368,102	9,368	6,088,272	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas	3,909,005	3,909	875,616	-	-	-	-	-	879,525
properties
Registration of shares under Form S-4	-	-	(48,045)	-	-	-	-	-	(48,045)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Shares issued to President, CEO & CFO as	280,000	280	41,720	-	-	-	-	-	42,000
part of his compensation package at $0.03

Options issued to IR consultant	-	-	35,998	-	-	-	-	-	35,998

Options issued to CEO, CFO & director	-	-	121,747	-	-	-	-	-	121,747

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	88,440	-	88,440
Net loss for the year	-	-	-	-	-	(2,337,765)	-	(18,744)	(2,356,509)
Comprehensive loss									(2,268,069)

Balance, December 31, 2009	13,557,107	$13,557	$7,115,308	$-	$-	$(5,911,527)	$94,418	$81,887	$1,393,643

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31,
	2009	2008
Cash Flows From Operating Activities:

Net loss for the year	$(2,337,765)	$(215,826)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	2,236	2,529
Depreciation and depletion	42,446	265,942
Impairment of natural gas and oil properties	1,255,561	1,393,687
Loss on sale of natural gas and oil properties	750,305	-
Stock-based compensation expense	157,745	-
Shares issued to President & CEO for servicess rendered	30,000	26,500
Shares issued to CFO for services rendered	12,000	21,200
Shares issued to Investor Relations Services Inc for services rendered	-	-
Realized foreign exchange loss	88,440	(181,370)
Net loss attributable to the noncontrolling interest	(18,744)	-
Gain on sale of natural gas and oil properties	(158,075)	(1,067,447)

Changes in operating assets and liabilities:
GIC	-	236,112
Accounts receivable	(4,882)	88,376
Accounts payable and accrued liabilities	11,329	(139,664)
Due to related party	1,527	-
Franchise tax prepaid	(1,004)	6,912
Prepaid expenses	(6,271)	8,171
Advancement for oil and gas exploration costs	(49,898)	-

Net Cash Generated/(Used) In Operating Activities	(225,050)	445,122

Cash Flows From Investing Activities:

Purchase of other equipment	(5,805)	-
Sale proceeds of natural gas and oil working interests	430,315	1,309,826
Investment in natural gas and oil working interests	(685,169)	(713,212)

Net Cash Generated /(Used) In Investing Activities	(260,659)	596,614

Cash Flows From Financing Activities:

Registration of shares under Form S-4	-	(132,289)
Share issue expenses	(48,045)	-
Proceeds from issuance of common stock	-	-

Net Cash Provided/(Used) By Financing Activities	(48,045)	(132,289)

Net Increase/(Decrease) In Cash And Cash Equivalents	(533,754)	909,447

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	980,562	71,115

Cash And Cash Equivalents at end of year	$446,808	$980,562

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities
200,000 shares issued to the President & CEO as part of their	$30,000	$26,500
compensation package

80,000 shares issued to the CFO for services rendered	$12,000	$21,200

3,909,005 shares issued for the acquisition of Oil and Gas properties	$879,526	$-

Supplemental Disclosures
Income taxes paid	$5,406	$3,395

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

1.           OPERATIONS

a)	Organization

Delta Oil & Gas, Inc. (“the Company”) was incorporated as a Colorado corporation on January 9, 2001.

The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada.  The Company’s entry into the natural gas and oil business began on February 8, 2001.  Prior to the current fiscal year, the Company was designated as a development stage enterprise.

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

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs.  At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable.  In addition, the Company’s oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.  By definition, proved reserves are based on current oil and gas prices and estimated probable reserves.  Price declines reduce the estimated quantity of proved and probable reserves and increase annual depletion expense (which is based on proved and probable reserves).

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
$ Nil

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

1.            OPERATIONS (continued)

      c)       Business acquisition

Purchase Price Allocation:
Share capital	$3,495,046
Accumulated deficit	(3,452,287)
Cumulative translation adjustment	13,771
Total	$56,530
Investment in Subsidiary – 80.31%	$45,399
Non-Controlling Interest – 19.69%	$11,131

As the acquisition was completed on March 26, 2009, the net loss of $76,453 of Stallion was included in the consolidated financial statements as of December 31, 2009.

The following table summarizes the net assets acquired upon the acquisition of The Stallion Group:

Cash and cash Equivalents	$565
Accounts receivable	13,712
Prepaid Expenses	3,001
Natural gas and oil properties	194,670
Capital Assets, Net	4,190
Total Assets	$216,138

Accounts Payable	$(144,144)
Asset Retirement Obligatoin	(15,464)
Total Net Assets	$56,430

Total Net Assets purchased - 80-31%	$45,399

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,911,527 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

1.            OPERATIONS (continued)

      c)      Business acquisition

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at December 31, 2009 and 2008, the Company had no overproduced imbalances.

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

h)     Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $95,147, the amount that may be subject to credit risk for the year ended December 31, 2009 is $351,661.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Foreign Currency Translation

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

The FASB Accounting Standards Codification Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, franchise tax prepaid, accounts payable and accrued liabilities.

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

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants. The discussion below includes the applicable ASC reference.

In July 2009, the FASB proposed an update to ASC 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASC. This proposed standard would require share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. The adoption of this update will have no impact on our consolidated results of operations of financial position.

The Company adopted ASC 810-10-65, Transition and Open Effective Date Information, which requires a parent with one or more less-than-wholly-owned subsidiaries to disclose, on the face of the consolidated financial statements, the amount of consolidated net income attributable to the parent and non-controlling interest. The Company adopted this guidance effective January 1, 2009.

 The Company adopted ASC 855, Subsequent Events, which requires disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

Statement 168 has not been incorporated into ASC and is effective for interim and annual periods ending after September 15, 2009. We adopted this guidance effective July 1, 2009, with no impact on our consolidated results of operations or financial position.

4.             NATURAL GAS AND OIL PROPERTIES

a)	Proved Properties

Properties	December 31, 2008	Additions	Disposals	Transfer from unproved properties	Depletion for the period	Impairment	December 31, 2009
USA properties	$866,781	1,183,075	(808,020)	353,338	(29,626)	(1,247,691)	$317,857

Canada properties	25,315	19,865	(8,760)	44,532	(10,456)	(7,870)	62,626

Total	$892,096	1,202,940	(816,780)	397,870	(40,082)	(1,255,561)	$380,483

      a)       Proved Properties – Descriptions

Properties in U.S.A.

i.	Oklahoma, USA

2006-3 Drilling Program

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
In the 2006-3 Drilling Program, Elizabeth #1-25 was plugged and abandoned on February 7, 2008.  Its cost amounted to $127,421 was moved to the proven cost pool for depletion.  Plaster #1-11 and Dale #1-15

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

         a)    Proved Properties – Descriptions

Properties in U.S.A.

started producing in January and February 2008, respectively, total cost of $205,064 was moved to the proven cost pool.  Loretta #1-22 was plugged and abandoned in 2009, its cost amounted to $139,334 was moved to the proved cost pool.

2007-1 Drilling Program

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

i. Oklahoma, USA (continued)

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.714286% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  The Company’s buy-in costs for each well is $2,625.  During the three months to September 2009, the Company had paid buy-in, estimated drilling and completion costs for three wells, Saddle #1-28, Saddle #2-28 and Saddle #3-28.  Saddle #1-28 and Saddle #2-28 started producing in November 2009 and Saddle #3-28 in December 2009, the total cost amounted to $72,175 was moved to the proven cost pool for depletion.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

a) Proved Properties – Descriptions

Properties in U.S.A.

On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi.

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

In August 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located

        iii.    Mississippi II, Mississippi, USA

between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.  In January 2007, the well CMR USA 39-14 was found to be proved.  The cost of $35,126 was added to the proven cost pool.  Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proven cost pool for depletion.  Randall#1 was abandoned in June 2007, its costs amounted to $26,918 was moved to the proven cost pool for depletion.  BR F-24 was abandoned and its cost amounted to $41,999 was moved to the proven cost pool for depletion.  Faust #1, USA 1-37 and BR F-33 were found to be proven and the total cost of $129,360 was added to the proven cost pool.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

4. NATURAL GAS AND OIL PROPERTIES (continued)

a) Proved Properties - Descriptions

Properties in Canada

working interest.  As of December 31, 2009, Stallion has expended $195,971 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing gas from April 2008.  The well has been temporarily shut in pending an increase in natural gas commodity prices.

vi. Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. The well, HZ 1C2-23 was drilled in September 2008 also started production from November 2008.  In June 2009, the Company joined the drilling of a new well, HZ 1B1-23/3B8, and paid CAD$49,826 for 5% working interest.

On June 1, 2009, the Company sold 2.5% of its 7.5% Working Interest for CAD$250,000.

As at December 31, 2009, the Company had advanced $286,830 as its share of the costs in this Agreement.

vii.   Strachan Prospect, Alberta, Canada

In September 2005, the Company entered into a participation and farm-out agreement with Odin Capital Inc. (“Odin”) where the Company participated for 4% share of the costs of drilling a test well in certain lands located in the Leduc formation, Alberta, Canada.  In exchange for the participation costs, the Company will earn interests in certain petroleum and natural gas wells ranging from 1.289% to 4.0%.  The Company had advanced $388,662 as its share of the costs in the Leduc formation property.  The well was abandoned in the three month ended of March 31, 2008; the cost of $388,662 was moved to proven cost pool for depletion.

b)   Unproved Properties

Properties	December 31, 2008	Addition	Disposals	Transfer to proved properties	December 31, 2009
USA properties	$430,311	$410,240	$(154,671)	$(353,339)	$332,541
Canada properties	200,065	60,779	(63,966)	(44,532)	152,346
Total	$630,376	$471,019	(218,637)	$(397,871)	$484,887

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

  4.         NATURAL GAS AND OIL PROPERTIES (continued)

b)	Unproved Proved Properties - Descriptions

Properties in U.S.A.

c)	Costs Not Being Amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2009, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2009	2008	2007	2006 and Prior
Property acquisition costs and Transfer to Proved Property Pool	37,775	17,900	-	19,875	-
Exploration and development	447,112	(163,389)	-	-	610,501
Capitalized interest	-	-	-	-	-
Total	484,887	(145,489)	-	19,875	610,501

i. Mississippi II, Mississippi, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface

i. Mississippi II, Mississippi, USA

leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.

On April 3, 2009, the Company sold its Working Interest in the Mississippi project and the surrounding lands for $200,367 and $500 per month for 48 months of production.

       ii.      King City, California, USA

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

iii. Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.  As at  December 31, 2009, the costs of the leases were $79,747.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

  4.           NATURAL GAS AND OIL PROPERTIES (Continued)

b) Unproved Proved Properties - Descriptions

Properties in U.S.A.

iv.	2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, the Company paid additional drilling costs in the amount of $115,017.

Properties in Canada

v. Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at December 31, 2009, the Company had expended $152,347 of the well 3B9-23/3A11 and 2 HZ 3B9 LEG.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Income tax expense for the years ended December 31, 2009 and 2008 consists of the following:

	December 31	December 31
	2009	2008

State income taxes 2008 (2007)	$5,406	$3,395
Net income tax expense	$5,406	$3,395

The effective income tax rate for years ended December 31, 2009 and December 31, 2008 differs from the U.S. Federal statutory income tax rate due to the following:

	December 31	December 31
US	2009	2008
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes (average), net of federal benefit	(6.12%)	(6.12%)
Valuation allowance	37.77%	37.77%
Net income tax provision (benefit)	-	-

Canada
Federal statutory income tax rate	(15.00%)	(15.00%)
Provincial income taxes	(12.00%)	(12.50%)
Valuation allowance	27.00%	27.50%
Net income tax provision (benefit)	-	-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

6.             INCOME TAXES PAYABLE (continued)

The current loss components of the deferred tax assets/(liabilities) as of December 31, 2009 and 2008 are as follows:

	December 31	December 31
	2009	2008

US operating loss/(profit)	$1,335,796	$(587,883)
Canadian operating loss	795,059	168,961
	$2,130,855	$(418,922)

Tax at effective rate	656,516	(123,998)
Change in estimate due to Canadian resource pool	(140,846)	-
Change in estimate due to resource properties	(211,821)	59,951
Change in estimate due to acquisition of Stallion	846,317	-
Allowance for current rate change	112,291	(256,948)

(Increase) decrease in valuation allowance	(1,262,457)	320,995
Deferred tax asset	$-	$-

Effective income tax rate	30.81%	29.59%

The Company has $6,362,891 (2008: $1,341,296) net operating loss carry forward and will begin to expire on between, 2015 and 2028.

The cumulative components of the deferred tax assets as of December 31, 2009 and as of December 31, 2008 are as follows:

	December 31	December 31
	2009	2008

US operating loss carry forward	$4,518,268	$435,638
Canadian operating loss carry forward	1,844,623	905,658
Resources pools Canada - available for expense Resource assets capitalized	2,249,167 873,189	2,706,303 1,560,681

	$9,485,247	$5,608,280

Effective income tax rate	30.81%	29.59%
Deferred tax asset	2,922,467	1,660,010
Valuation allowance	(2,922,467)	(1,660,010)
	$-	$-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

6.            INCOME TAXES PAYABLE (continued)

The 2008 deferred income tax asset and valuation allowance has been restated to correct the effective tax note, operating loss and natural oil and gas properties previously over/understated.

	Restated	Prior

Operating loss carry forward	$4,047,599	$3,457,724
Natural Gas and Oil properties	1,560,681	1,600,527
	5,608,280	5,068,251
Effective income tax rate	29.59%	34.00%
Deferred tax asset	1,660,010	1,723,205
Valuation Allowance	(1,660,010)	(1,723,205

Deferred tax asset	$-	$-

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2009 and December 31, 2008, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the years ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Balance, beginning of year	$23,604	$111,803
Liabilities assumed	6,138	8,898
Revisions	(10,491)	(99,626)
Accretion expense	2,236	2,529
Balance, end of year	$21,487	$23,604

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

8.           SHARE CAPITAL

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

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2009 (December 31, 2008 - Nil).

ii.    Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense of $157,746 was recorded during the year ended December 31, 2009 (December 31, 2008 – nil) related to options granted during the year ended December 31, 2009.  The changes in stock options are as follows:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

8.             SHARE CAPITAL (continued)

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2008 Granted Granted Expired Exercised Balance outstanding, December 31, 2009	48,000 100,000 800,000 (48,000) -	$ 3.75 0.15 0.12 3.75 -
	900,000	$ 0.12

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	December 31, 2009	December 31, 2008
Risk-fee interest rate	2.50%	0.00%
Expected life of the option	3 years	0 year
Expected volatility	199.13% & 476.13%	0.00%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at December 31, 2009:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.15 $0.12	100,000 800,000	2.27 2.92	100,000 800,000

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

     iii.      Common Stock Share Purchase Warrants

As at December 31, 2009, share purchase warrants outstanding for the purchase of common shares as follows:

Warrants outstanding
Exercise price	Number of shares	Expiry date
$ 7.50	496,797	February 1, 2010

No warrants were issued during the year ended December 31, 2009.

9.	RELATED PARTIES

During the year ended December 31, 2009, the Company paid $207,121 (December 31, 2008 - $179,893) for consulting fees and $27,578 (December 31, 2008 - $39,750) for accounting services to Companies controlled by directors and officers of the Company.  There was $1,527 payable to a Director of the Company for the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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

On December 2, 2009, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company.  The price of the share as of December 2, 2009 was $0.12.  The total cost of $107,997 was recorded in the compensation expense for options granted and was included in the general and administration expense.

These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Stated in U.S. Dollars)

  10.        COMMITMENT AND CONTRACTURAL OBLIGATIONS

For Kings City Farm-out Modification, the Company shall be responsible for 40% (i.e.$8,000) of additional expense on seismic survey.

The Company contracted with its executive officers to pay each of the executive officers $85,632 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

  11.         SEGMENTED INFORMATION

In accordance with Accounting Standards Codification, Segment Reporting, the Company has identified only one operating segment, which is the exploration and production of oil and natural gas.  All of the Company’s oil and gas properties are located in the United States and Canada (refer to note 4), and all revenues are attributable to United States and Canada as follows:

	December 31, 2009	December 31, 2008
Revenue
United States	$157,351	$1,816,335
Canada	353,566	111,204
Total Revenue	$510,917	$1,927,539

Assets
United States	$750,840	$1,346,373
Canada	703,699	1,233,640
Total Assets	$1,454,539	$2,580,013

Liabilities
United States	$43,780	$46,508
Canada	17,116	3,649
Total Liabilities	$60,896	$50,157

Delta Oil & Gas, Inc.
DECEMBER 31, 2009
(Stated in U.S. Dollars)

UNAUDITED OIL AND GAS RESERVE QUANTITIES

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2009, 2008 and 2007:

2007

Property acquisition costs	USA	Canada
Proved	36,575	-
Unproved	154,225	-
Development costs	-	-
Exploratory costs	1,403,137	265,656

Oil and gas expenditures	1,593,937	265,656

2008

Property acquisition costs	USA	Canada
Proved	57,250	-
Unproved	(57,250)	-
Development costs	-	-
Exploratory costs	591,664	117,822

Oil and gas expenditures	591,664	117,822

2009

Property acquisition costs	USA	Canada
Proved	27,750	-
Unproved	17,900	-
Development costs	-	-
Exploratory costs	424,678	79,430

Oil and gas expenditures	470,328	79,430

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
DECEMBER 31, 2009
(Stated in U.S. Dollars)

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

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, December 31, 2007	74,894	166,660
Revisions of previous estimate	0	(120,951)
Discoveries	174,199	36,205
Reserves sold to third party	(36,543)	0
Production	(6,377)	(28,559)
Estimated quantity, December 31, 2008	206,173	53,355
Revisions of previous estimate	(96,325)	122,095
Discoveries	13,140	27,500
Reserves sold to third party	(78,340)	(60,190)
Production	(1,858)	(11,150)
Estimated quantity, December 31, 2008	42,790	131,610

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
December 31, 2009	23,970	18,820	42,790
December 31, 2008	187,983	18,190	206,173
Gas (MCF)
December 31, 2009	124,350	7,260	131,610
December 31, 2008	53,355	-	53,355

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

Delta Oil & Gas, Inc.
DECEMBER 31, 2009
(Stated in U.S. Dollars)

UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

	December 31, 2009	December 31, 2008
Future Cash inflows	$3,143,360	$2,133,418
Future production costs	(1,019,970)	(651,954)
Future development costs	(15,250)	(280,904)
Future income tax expense	(178,430)	(79,138)
Future cash flows	1,929,710	1,121,422
10% annual discount for estimated timing of cash flows	(767,300)	(152,871)
Standardized measure of discounted future next cash	$1,162,410	$968,550

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	December 31, 2009	December 31, 2008
Beginning of year	$968,550	$2,759,875
Sales and transfers of oil and gas produced, net production costs	1,009,942	(3,157,906)
Net changes in prices and production costs and other	(368,016)	94,156
Net changes due to discoveries	(614,428)	1,300,802
Changes in future development costs	265,654	(254,914)
Revisions of previous estimates	-	-
Other	-	-
Net change in income taxes	(99,292)	226,537
Accretion discount	-	-
Future cash flows	193,860	(1,791,325)
End of year	$1,162,410	$968,550

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

GLOSSARY OF SELECTED OIL AND GAS TERMS

The following is a description of the meanings of some of the oil and gas industry terms used in this report.

3-D seismic.  An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

After payout – With respect to an oil or natural gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

BOE.  Means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis.  Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

Bbl.  One barrel, or 42 U.S. gallons of liquid volume.

Before payout – With respect to an oil and natural gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

Completion.  The installation of permanent equipment for the production of oil or gas.

Development well.  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole.  A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Gross acres or wells.  Refers to the total acres or wells in which the Company has a working interest.

 Horizontal drilling.  A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and may, depending on the horizon, result in increased production rates and greater ultimate recoveries of hydrocarbons.

MBbls.  One thousand barrels.

MBOE.  One thousand BOEs.

Mcf.  One thousand cubic feet.

MMcf.  One million cubic feet.

NGLs.  Natural gas liquids.

Net acres or wells.  Refers to gross the sum of fractional ownership working interest in gross acres or wells.

Oil.  Crude oil or condensate.

Operator.  The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

Present value of proved reserves (“PV-10”).  The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, (ii) non-property related expenses such as general and administrative expenses, debt service and future income tax expense, or (iii) depreciation, depletion and amortization.

Productive wells. Producing wells and wells mechanically capable of production.

Proved Developed Reserves.  Proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved reserves.  Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  (i) The area of the reservoir considered as proved includes:  (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.  (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.  (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.  (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:  (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

Proved undeveloped reserves (PUD).  Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productibility at greater distances.  (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.  (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Probable reserves.  Probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.  (i) When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.  (ii) Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir.  (iii) Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proves reserves.

Royalty.  An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage.  Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC.  The United States Securities and Exchange Commission.

Standardized measure of discounted future net cash flows.  Present value of proved reserves, as adjusted to give effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, and (ii) estimated future income taxes.

Undeveloped acreage.  Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Working interest.  An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.  The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April, 2010.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:     /s/ Christopher Paton-Gay
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	April 12, 2010
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas N. Bolen	April 12, 2010
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	April 12, 2010
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002
3.2	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009.
3.3	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.
3.4	By-laws of Delta, as amended.		X
10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007
10.2	Strachan Participation and Farmout Agreement by and between Odin Capital Inc. and Delta dated September 23, 2005.	Exhibit 10.1 of Delta’s Form 8-K dated September 29, 2005
10.3
Farmout and Option Participation Letter Agreement by and between Petrex Energy Ltd., Texalta Petroleum Ltd., Odin Capital Inc., Delta Oil and Gas (Canada) Inc., Last Mountain Investments Inc., 264646 Alberta Ltd., LL & S Holdings Ltd. and 0743608 B.C. Ltd. dated April 10, 2006.
Exhibit 10.7 of Delta’s Form 10SB12G dated May 12, 2006.
10.4	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.5	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.6	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.6	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.8	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Warwick Management Services	Exhibit 10.1 of Delta’s Form 8-K dated March 8, 2010
10.8	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Last Mountain Management Ltd.	Exhibit 10.2 of Delta’s Form 8-K dated March 8, 2010
10.10	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and CPG Consulting Ltd.	Exhibit 10.3 of Delta’s Form 8-K dated March 8, 2010
10.11	Delta 2010 Incentive Compensation Plan	Exhibit 10.1 of Delta’s Form 8-K dated March 8, 2010

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
10.12	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009		X
10.13	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.		X
14.1	Code of Ethics and Conduct	Exhibit 10.1 of Delta’s Form 10-KSB filed on April 19, 2004
21.1	Subsidiaries of Delta.		X
23.1	Consent of Harper & Associates, Inc.		X
23.2	Consent of Mark E. Andersen		X
23.3	Consent of Chapman Petroleum Engineering		X
31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Report of Harper & Associates, Inc. independent consulting engineers		X
99.2	Report of Mark E. Andersen independent consulting engineers		X
99.3	Report of Chapman Petroleum Engineering independent consulting engineers		X