Form 10-Q
period 2010-03-31
DELTA OIL & GAS INC
filed 2010-05-17
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                        Accelerated filer ☐
Non-accelerated filer   ☐                                                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2010
Common Stock, $0.001 par value	13,857,107

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2010 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 (audited);
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to March 31, 2010;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
Consolidated Balance Sheets

(Stated in U.S. Dollars)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$468,567	$446,808
Accounts receivable	55,728	70,496
Franchise tax prepaid	1,004	1,004
Prepaid expenses	17,896	17,464
Advancement for oil and gas exploration costs	-	49,898

	543,195	585,670

Natural Gas And Oil Properties
Proved property	445,136	380,483
Unproved property	487,718	484,887

	932,854	865,370

Property, Plant and Equipment (net)	2,876	3,499

TOTAL ASSETS	$1,478,925	$1,454,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$69,486	$37,882
Project Cost advanced received	45,585	$-
Due to related party	1,577	1,527

	116,647	39,409
Long Term
Asset retirement obligation	22,131	21,487

TOTAL LIABILITIES	138,779	60,896

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 13,857,107 and 13,557,107 shares issued
and outstanding, respectively	13,857	13,557
Additional paid-in capital	7,173,508	7,115,308

Accumulative Other Comprehensive Income	107,438	94,418

Accumulated Deficit	(6,036,732)	(5,911,527)

	1,258,071	1,311,756

Noncontrolling Interest	82,075	81,887

TOTAL STOCKHOLDERS' EQUITY	1,340,146	1,393,643

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,478,925	$1,454,539

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Revenue

Natural gas and oil sales	$125,432	$68,051

	125,432	68,051
Costs And Expenses

Natural gas and oil operating costs	40,033	36,773
General and administrative	197,868	92,325
Accretion	644	735
Depreciation and depletion	11,295	20,763
Impairment of natural gas and oil properties	-	130,692

	249,840	281,288

Net Operating Loss	(124,408)	(213,237)

Other Income

Forgiveness of debt	-	-
Interest income	141	2,959

	141	2,959

Loss Before Income Taxes	(124,267)	(210,278)

Income taxes	750	5,205

Net Loss	(125,017)	(215,483)

Less: Net loss attributable to the noncontrolling interest	(188)	146

Net Loss Attributable to Delta Oil & Gas, Inc.	$(125,205)	$(215,337)

Basic And Diluted Loss Per Common Share	$(0.01)	(0.00)

Weighted Average Number Of
Common Shares Outstanding	13,633,774	47,926,341

Consolidated Statement of Comprehensive Loss

Comprehensive Loss

Net Loss	$(125,017)	$(215,483)

Other Comprehensive Income (Loss)
Foreign Currency Translation	13,020	(35,326)

Comprehensive Loss	$(111,997)	$(250,809)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME/(LOSS)	INTEREST	TOTAL

Shares issued for cash at $0.00018	2,750,000	$2,750	$(250)	$-	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	5,500,000	5,500	94,500	-	-	-	-	-	100,000

Shares issued for cash at $0.045	9,350	9	2,116	-	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	-	(184,407)

Balance, December 31, 2001	8,259,350	8,259	96,366	-	-	(184,407)	-	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	-	(62,760)

Balance, December 31, 2002	8,259,350	8,259	96,366	-	-	(247,167)	-	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	-	(24,423)

Balance, December 31, 2003	8,259,350	8,259	96,366	-	-	(271,590)	-	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	-	(31,574)

Balance, December 31, 2004	8,259,350	8,259	96,366	160,000	-	(303,164)	-	-	(38,539)

Units issued for cash at $1.00,	496,797	497	2,483,228	(160,000)	-	-	-	-	2,323,725
net of share issuance cost

Options exercised for cash at $0.8	49,000	49	195,951	-	(16,000)	-	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	-	(570,050)

Balance, December 31, 2005	8,805,147	8,805	3,145,812	-	(16,000)	(873,214)	-	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	-	16,000

Options exercised for cash at $0.8	61,000	61	243,939	-	-	-	-	-	244,000

Options exercised for cash at $1.00	2,500	3	12,498	-	-	-	-	-	12,501

Shares issued for cash at $2.75,	145,455	145	1,849,850	-	-	-	-	-	1,849,995
net of finders fee

Stock-based compensation	-	-	195,719	-	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	-	(234,763)

Balance, December 31, 2006	9,014,102	9,014	5,447,818	-	-	(1,107,977)	-	-	4,348,855

Options exercised for cash at $0.75	12,000	12	44,988	-	-	-	-	-	45,000

Shares issued to President & CEO as part of his compensation package at $0.92	100,000	100	459,900	-	-	-	-	-	460,000

Shares issued to Investor Relations	12,000	12	40,788	-	-	-	-	-	40,800
Services, Inc. as part of the agreement

Shares issued to CFO for services rendered	50,000	50	137,450	-	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	-	42,097

Comprehensive Income/(loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	-	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	-	(2,249,959)
Comprehensive (loss)									(2,062,611)

Balance, December 31, 2007	9,188,102	9,188	6,173,041	-	-	(3,357,936)	187,348	-	3,011,641

Shares issued to President & CEO & CFO as part of their compensation package at $0.053	180,000	180	47,520	-	-	-	-	-	47,700

Registration of shares under Form S-4	-	-	(132,289)	-	-	-	-	-	(132,289)

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(181,370)	-	(181,370)
Net loss for the year	-	-	-	-	-	(215,826)	-	-	(215,826)
Comprehensive loss									(397,196)

Balance, December 31, 2008	9,368,102	9,368	6,088,272	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas	3,909,005	3,909	875,616	-	-	-	-	-	879,525
properties
Registration of shares under Form S-4	-	-	(48,045)	-	-	-	-	-	(48,045)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Shares issued to President, CEO & CFO as part of his compensation package at $0.15	280,000	280	41,720	-	-	-	-	-	42,000

Options issued to IR consultant	-	-	35,998	-	-	-	-	-	35,998

Options issued to CEO, CFO & director	-	-	121,747	-	-	-	-	-	121,747

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	88,440	-	88,440
Net loss for the year	-	-	-	-	-	(2,337,765)	-	(18,744)	(2,356,509)
Comprehensive loss									(2,268,069)

Balance, December 31, 2009	13,557,107	13,557	7,115,308	-	-	(5,911,527)	94,418	81,887	1,393,643

Shares issued to President, CEO & CFO as part of his compensation package at $0.195	300,000	300	58,200	-	-	-	-	-	58,500

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	13,020	-	13,020
Net loss for the period	-	-	-	-	-	(125,205)	-	188	(125,017)
Comprehensive loss									(111,997)

Balance, March 31, 2010	13,857,107	$13,857	$7,173,508	$-	$-	$(6,036,732)	$107,438	$82,075	$1,340,146

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
Consolidated Statements Of Cash Flows

(Stated in U.S. Dollars)
(Unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash Flows From Operating Activities:

Net loss for the period	$(125,205)	$(215,337)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	644	735
Depreciation and depletion	11,295	20,763
Impairment of natural gas and oil properties	-	130,692
Loss on sale of natural gas and oil properties	-	-
Stock-based compensation expense	-	-
Shares issued to President & CEO for servicess rendered	39,000	-
Shares issued to CFO for services rendered	19,500	-
Shares issued to Investor Relations Services Inc for services rendered	-	-
Realized foreign exchange loss	13,020	(35,326)
Net loss attributable to the noncontrolling interest	188	(146)
Gain on sale of natural gas and oil properties	-	-

Changes in operating assets and liabilities:
Accounts receivable	14,768	30,282
Accounts payable and accrued liabilities	31,604	(4,941)
Due to Hillcrest Resources Ltd.	45,585	-
Due to related party	50	-
Franchise tax prepaid	-	-
Prepaid expenses	(432)	4,577
Advancement for oil and gas exploration costs	49,898	-

Net Cash Generated/(Used) In Operating Activities	99,915	(68,701)

Cash Flows From Investing Activities:

Purchase of other equipment	(0)	-
Investment in natural gas and oil working interests	(78,156)	(58,445)

Net Cash Generated /(Used) In Investing Activities	(78,156)	(58,445)

Cash Flows From Financing Activities:

Cash provided in connection with business acquisition	-	565
Registration of shares under Form S-4	-	(47,075)
Share issue expenses	-	-
Proceeds from issuance of common stock	-	-

Net Cash Provided/(Used) By Financing Activities	-	(46,510)

Net Increase/(Decrease) In Cash And Cash Equivalents	21,759	(173,656)

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	446,808	980,562

Cash And Cash Equivalents at end of Period	$468,567	$806,906

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities
200,000 shares issued to the President & CEO as part of their	$39,000	$-
compensation package

100,000 shares issued to the CFO for services rendered	$19,500	$-

10,000 shares issued to Investor Relations Services Inc.,
for services rendered.	$-	$-

3,909,005 shares issued for the acquisition of Oil and Gas properties	$-	$879,526

Supplemental Disclosures
Income taxes paid	$750	$5,205

The accompanying notes are an integral part of these consolidated financial statements.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

1.           BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto.  The results of the operations for the three months ended March 31, 2010 are not indicative of the results that may be expected for the year.

2.           OPERATIONS

a)    Organization

Delta Oil & Gas, Inc. (“the Company”) was incorporated as a Colorado corporation on January 9, 2001.

The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada.  The Company’s entry into the natural gas and oil business began on February 8, 2001.  Prior to the previous fiscal year, the Company was designated as a development stage enterprise.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $6,036,732 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

e)     Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at March 31, 2010 and 2009, the Company had no overproduced imbalances.

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

h)    Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at one financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $98,445, the amount that may be subject to credit risk for the three months ended March 31, 2010 is $294,136.

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
MARCH 31, 2010
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

k)    Property, Plant and Equipment

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

4.            SIGNIFICANT ACCOUNTING POLICIES (continued)

o)    Financial Instruments (continued)

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES

a)   Proved Properties

Properties	December 31, 2009	Additions	Disposals	Transfer from unproved properties	Depletion for the period	Impairment	March 31, 2010
USA properties	$317,857	17,263	-	57,971	(7,925)	-	$385,166

Canada properties	62,626	91	-	-	(2,747)	-	59,970

Total	$380,483	17,354	-	57,971	(10,672)	-	$445,136

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four      well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company is responsible for its proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, the Company paid additional drilling costs in the amount of $115,017.  Jackson #1-18 started producing in January 2010, the total cost amounted to $57,971 was moved to the proven cost pool for depletion.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)
4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties – Descriptions (continued)

Properties in U.S.A.

On October 10, 2007, the Company elected to participate in the drilling of PP F-12 and PP F-12-3 in Mississippi operated by Griffin & Griffin Exploration.  The Company’s 10% of the estimated drilling costs was $88,783. PP F-12 started production from October 2007, and PP F-12-3 started production from November 2007.  Additional AFE in the amount of $36,498 for work over’s on the PP F-12, PP F-12-3 was paid on January 31, 2008.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

4.               NATURAL GAS AND OIL PROPERTIES (continued)

a)       Proved Properties – Descriptions (continued)
   Properties in Canada

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

On June 1, 2009, the Company sold 2.5% of its 7.5% Working Interest for CAD$250,000.

As at March 31, 2010, the Company had advanced $286,921 as its share of the costs in this Agreement.

b)         Unproved Properties

Properties	December 31, 2009	Addition	Disposals	Transfer to proved properties	March 31, 2010
USA properties	$332,541	$60,435	$-	$(57,971)	$335,005
Canada properties	152,346	367	-	-	152,713
Total	$484,887	$60,802	$-	$(57,971)	$487,718

c)        Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2010, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2010	2009	2008	2006 and Prior
Property acquisition costs and Transfer to Proved Property Pool	37,775	-	17,900	-	19,875
Exploration and development	449,943	2,831	(163,389)	-	610,501
Capitalized interest	-		-	-	-
Total	487,718	2,831	(145,489)	-	630,376

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

b)     Unproved Properties (continued)

Properties in U.S.A.

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

iii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.  As at March 31, 2010, the costs of the leases were $82,545.

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

Properties in Canada

v.     Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at March 31, 2010, the Company had expended $152,714 of the well 3B9-23/3A11 and 2 HZ 3B9 LEG.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

6.            CURRENT LIABILITIES

The Company received $45,585 as at March 31, 2010, from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first exploration hole.

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of March 31, 2010 and December 31, 2009, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

7.           ASSET RETIREMENT OBLIGATIONS (continued)

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

The information below reflects the change in the asset retirement obligations during the three months ended March 31, 2010 and year ended December 31, 2009:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$21,487	$23,604
Liabilities assumed	-	6,138
Revisions	-	(10,491)
Accretion expense	644	2,236
Balance, end of period	$22,131	$21,487

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (continued)

On March 26, 2009, the Company issued 3,909,005 common shares for the acquisition of 80.31% for oil and gas properties.

On April 6, 2009, the Company issued 280,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of April 6, 2009 was $0.15.

On March 8, 2010, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of March 8, 2010 was $0.195.

Preferred Stock

The Company did not issue any preferred stock during the three months period ended March 31, 2010 (December 31, 2009 - Nil).

ii.     Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was nil for the three months period ended March 31, 2010 and $157,746 for the year ended December 31, 2009 related to options granted during the year ended December 31, 2009.  The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2009	900,000	$0.12
Granted	-	-
Expired	-	-
Exercised	-	-
Balance outstanding, March 31, 2010	900,000	$0.12

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	March 31, 2010	December 31, 2009
Risk-fee interest rate	-	2.50%
Expected life of the option	-	3 year
Expected volatility	-	199.13 & 476.13	% %
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at March 31, 2010:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.15	100,000	2.02	100,000
$0.12	800,000	2.67	800,00

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Stated in U.S. Dollars)

8.             SHARE CAPITAL (continued)

iii.  Common Stock Share Purchase Warrants

During the three months ended March 31, 2010, 496,797 share purchase warrants expired on February 1, 2010.  As at March 31, 2010, there were no share purchase warrants outstanding for the purchase of common shares.

9.             RELATED PARTIES

During the period ended March 31, 2010, the Company paid $64,848 (March 31, 2009 - $48,182) for consulting fees and $10,448 (March 31, 2008 - $8,733) for accounting services to Companies controlled by directors and officers of the Company.  There was $1,577 payable to officers of the Company for the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 8, 2010, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the share as of March 8, 2010 was $0.195.  The total cost of $58,500 was recorded as a stock compensation expense for shares granted and was included in the general and administration expense.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under "Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com.  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Additional information about the reverse stock split is available in our definitive proxy statement filed with the Securities and Exchange Commission on August 10, 2009.

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

Effective February 1, 2009, we disposed of our interests in the Palmetto Point Prospect - 12 Wells Phase - I project described above.  These interests were disposed of together with the interests in the Palmetto Point Prospect – 50 Wells Phase II project described below.  We received no revenue from the Palmetto Point Phase I producing wells during the year ended December 31, 2009.

Palmetto Point Prospect - 50 wells – Phase II

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprised of up to fifty natural gas and/or oil wells.  The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and Northeastern Louisiana.  Drilling commenced in September 2006.  The site of the first twenty wells was located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production.  The drilling program was conducted by Griffin Exploration in its capacity as operator.  We agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8.0% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation.  The cost during the quarter ending September 30, 2006 amounted to $100,000.  During the fourth quarter of fiscal 2006, we made additional payments of $300,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.

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

No revenue was received from the Palmetto Point Phase II producing wells during the year ended December 31, 2009.

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

On November 2, 2009, we announced the completion and production of a third well at the location 2A2-23-7-3W2.  The total cost of this well was CDN$67,253.  The well has started production and we began receiving royalties from this well during November 2009.

The revenue received from all wells in the Wordsworth prospect for the three months ended March 31, 2010 was $64,917 (March 31, 2009: $39,815).  The increase in revenue was caused by the addition of a two new successful wells and the increase in commodity prices; however, this was partially offset by the disposal of 2.5% of our interest in the Wordsworth Prospect for $214,961, effective on June 1, 2009, thereby reducing our interest from 7.5% to 5%.

We will continue to hold a 5% working interest in our existing wells on the Wordsworth prospect and any future wells which we elect to participate.

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation (“Ranken Energy”) to participate in a six well drilling program in Garvin and Murray counties in Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program. To date, we have paid the sum of $514,619.

Three wells drilled (the "Wolf #1-7", the "Loretta #1-22" and the “Ruggles #1-15") were deemed by the operator to not be commercially viable and as such, were plugged and abandoned in September 2007.  The proportionate costs associated with these abandoned wells amounted to $244,989, which were moved to the proved properties cost pool for depletion.

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.  The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150, all of which was paid August and September, 2007.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and is producing natural gas with amounts of associated oil as of January, 2008.  The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day.  The Elizabeth #1-25 has been plugged and abandoned as of February 7, 2008.

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended March 31, 2010 was $900 (March 31, 2009: $801).

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

2007-1 Drilling Program - 4 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) was completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable, but the Hulsey #1 has been producing in the range of 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day since February 2008.

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended March 31, 2010 was $13,507 (March 31, 2009: $12,408), the small increase in revenue was caused by an increase in the commodity prices during the quarter.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended March 31, 2010 was $20,092 (March 31, 2009: $5,374).  The increase in revenue was caused by an increase in commodity prices during the quarter.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $nil in oil revenues for the three months ended March 31, 2010 (March 31, 2009: $3,323).  The reduction in revenue was caused by a suspension of production due to maintenance and weather related issues.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

2009-1 Drilling Program - 5 Wells

On July 27, 2009, we entered into an agreement with Ranken Energy to participate in a five well drilling program in Garvin County, Oklahoma (the “2009-1 Drilling Program”).  We initially acquired a 5.0% working interest in the 2009-1 Drilling Program in exchange for our payment of a total of $13,125 in buy-in costs, which equates to $2,625 in buy-in costs for each well, plus our proportionate share of the drilling and completion costs.  During the fourth quarter of 2009, our working interest in the 2009-1 Drilling Program was reduced to 3.75%.  The reduction in our working interest was attributable to the landowner exercising an option to increase its working interest causing in a proportional reduction to all working interests held in this drilling program.

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010, resulting in revenue of $5,421, (March 31, 2009: $nil).

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, we paid additional drilling costs in the amount of $78,090.  Jackson #1-18 started production during the quarter ending March 31, 2010, resulting in revenue of $7,962 (March 31, 2009: $nil).  Drilling and completion costs of $57,971 were moved to the proved properties pool for depletion.   We anticipate that all four wells will be producing hydrocarbons during the second quarter of 2010.

Willows Gas Field

On February 15, 2007, Stallion entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices.  The total revenue received from the Wilson Creek #1-27 well for the three months ended March 31, 2010 was $5,363 (March 31, 2009: $319).  The increase in revenue was caused by a our decision to resume production, due to an increase in commodity prices during the reporting period.

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

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As at March 31, 2010, the costs of the leases were $74,018.  We hired an operator and will commence drilling of its first exploration well during the second quarter of 2010.

Following our disposition of a 60% interest in the Leases to Hillcrest, we will be responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We anticipate the dry hole costs to be approximately $442,000.  Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 25%, according to the following table:

	Net Revenue Distribution
	Before Payout	After Payout
Well #1	36%	20%
Well #2	36%	24%
Well #3	36%	28%

Under the terms of the Leases, we have the ability to participate in additional wells drilled in the Texas Prospect.  In the event that we elect to participate, we will negotiate with Hillcrest our respective levels of participation in additional wells.  Our percentage of the costs and net revenue distribution, both before and after payout, associated with each additional well will be proportional to our level of participation.  We anticipate that the first well will be drilled during the second quarter of our fiscal year 2010.

For the Three Ended March 31, 2010 and 2009

Revenues

We generated total revenue of $125,432 for the three months ended March 31, 2010, an increase of 84% from revenues of $68,051 for the three months ended March 31, 2009.  Our revenues generated during the three months ended March 31, 2010 were entirely attributable to natural gas and oil sales.  The increase in revenues was due to an in increase in the number of producing wells when compared to the corresponding period last year.  However, this was partially offset by the part disposal of the Company’s working interest in the Wordsworth Prospect during the quarter ended June 30, 2009.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $249,840 for the three months ended March 31, 2010, a 11% decrease from costs and expenses of $281,288 for three months ended March 31, 2009.  The decrease in costs was attributable to a reduction in the impairment of natural gas and oil properties and a reduction in the depreciation and depletion costs, which were partially offset by increases in general & administrative expenses as well as natural gas and oil operating costs.  The analysis in costs and expenses for the three months ended March 31, 2010, when compared the three months ended March 31, 2009, is primarily attributable to the following factors:

•
General and administrative costs for the three months ended March 31, 2010 increased to  $197,868 from $92,325 for the three months ended March 31, 2009, an increase of 125%.  The increase was caused by the inclusion of costs associated with an increase in personnel resulting from our acquisition of a majority interest in the Stallion Group and an increase in stock based compensation and an increase in legal and investor relation fees due to the costs associated with the Company’s annual meeting which was paid during the quarter.

•
Natural gas and oil operating costs for the three months ended March 31, 2010 increased to $40,033 from $36,773 for the three months ended March 31, 2009, an increase of 9%.  The increase in operating expenses was caused by the increases in producing wells when compared to the same period in the prior year.

•
Depreciation and depletion costs for the three months ended March 31, 2010 decreased to $11,295 from $20,763.  The decrease was caused by a decrease in production from our natural gas and oil wells, in particular, our Canadian wells from natural decline.

•
Impairment of natural gas and oil properties for the three months ended March 31, 2010 decreased  from $130,692 to nil.  The decrease was caused by an increase in the price of natural gas and oil which resulted in a nil impairment charge when performing the “full cost ceiling test”, for the three months ended March 31, 2010.

Net Operating Loss

The net operating loss for the three months ended March 31, 2010 was $124,408, compared to a net operating loss of $213,237 for the three months ended March 31, 2009 due to the factors described above.

Other Income and Expense

We reported other net income of $141 for the three months ended March 31, 2010, as compared to other net income of $2,959 in the three months ended March 31, 2009.  Other income was attributable to interest received on bank deposits.

Net Loss

As a result of the above, net loss for the three months ended March 31, 2010 was $125,205, compared to a net loss of $215,337 for the three months ended March 31, 2009.

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

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $543,195 and total current liabilities in the amount of $116,647.  As a result, we had working capital of $426,548 as of March 31, 2010.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  As such, we anticipate that we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2010.

During the three months March 31, 2010, we received $-0- from financing activities, as compared $47,075 in expenses incurred on a Form S-4 registration of shares in connection with the Offer to acquire shares of the Stallion Group.

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

Cash Used in Operating Activities

Operating activities generated $99,915 in cash for the three months March 31, 2010, compared to $68,701 cash used in operating activities for the three months ended March 31, 2009.  Our positive cash flow for the three months March 31, 2010 was caused by a increase in revenues earned during such period.

Cash Used in / Provided by Investing Activities

Cash flows used by investing activities for the three months ended March 31, 2010 was $78,156, compared to $58,445 cash used by investing activities for the three months ended March 31, 2009.  All cash used in investment activities during the three months ended March 31, 2010 and 2009 related to investments in natural gas and oil working interests.  The increase in net cash used was caused by our investment in oil and gas properties.

Cash from Financing Activities

Cash flows used by financing activities for the three months March 31, 2010 were $nil, as compared to of $46,510 in expenses related to the cost of registration of shares under the Form S-4 in relation to the Offer to acquire shares of the Stallion Group, for the three months ended March 31, 2009.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $6,036,732 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At March 31, 2010 and 2009, we had no overproduced imbalances.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4T.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.   Risk Factors.

(Not Applicable).

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the reporting period, we issued to a consultant in exchange for services rendered options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.18 exercisable for a period of 2 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     (Removed and Reserved).

Item 5.     Other Information.

None.

Item 6.      Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	May 14, 2010

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	May 14, 2010
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002
3.2	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report on Form 10-Q for the period ended September 30, 2009
3.3	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.
3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Annual Report on Form 10-K for the year ended December 31, 2009
10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007
10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.6	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta’s Annual Report of Form 10-K dated December 31, 2009
10.7	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta’s Annual Report of Form 10-K dated December 31, 2009
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X