Form 10-Q
period 2010-06-30
DELTA OIL & GAS INC
filed 2010-08-12
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Non-accelerated filer    ☐                                                                                        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2010
Common Stock, $0.001 par value	13,857,107

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2010 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009 (audited);
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009;
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to June 30, 2010;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$33,829	$446,808
Restricted cash	216,294	-
Accounts receivable	87,448	70,496
Franchise tax prepaid	-	1,004
Prepaid expenses	25,195	17,464
Advancement for oil and gas exploration costs	-	49,898

	362,766	585,670

Natural Gas And Oil Properties
Proved property	498,556	380,483
Unproved property	659,359	484,887

	1,157,915	865,370

Property, Plant and Equipment (net)	2,320	3,499

TOTAL ASSETS	$1,523,001	$1,454,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$34,743	$37,882
Project cost advanced received	130,071	-
Due to related party	-	1,527

	164,814	39,409
Long Term
Asset retirement obligation	22,776	21,487

TOTAL LIABILITIES	187,590	60,896

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 13,857,107 and 13,557,107 shares issued
and outstanding, respectively	13,857	13,557
Additional paid-in capital	7,173,508	7,115,308

Accumulative Other Comprehensive Income	100,700	94,418

Accumulated Deficit	(6,035,037)	(5,911,527)

	1,253,028	1,311,756

Noncontrolling Interest	82,383	81,887

TOTAL STOCKHOLDERS' EQUITY	1,335,411	1,393,643

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,523,001	$1,454,539
The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenue

Natural gas and oil sales	$206,319	$64,040	$331,751	$132,091
Gain on sale of natural gas and oil properties	-	142,481	-	142,481

	206,319	206,521	331,751	274,572
Costs And Expenses

Natural gas and oil operating costs	41,529	36,403	81,562	73,176
General and administrative	131,426	199,897	329,294	292,222
Accretion	645	813	1,289	1,548
Depreciation and depletion	28,340	4,941	39,635	25,704
Impairment of natural gas and oil properties	-	71,794	-	202,486
Loss on sale of natural gas and oil properties	-	750,305	-	750,305

	201,940	1,064,153	451,780	1,345,441

Net Operating Income/(Loss)	4,378	(857,632)	(120,029)	(1,070,869)

Other Income

Interest income	51	2,713	192	5,672

	51	2,713	192	5,672

Loss Before Income Taxes	4,430	(854,919)	(119,837)	(1,065,197)

Income taxes	(2,427)	-	(3,177)	(5,205)

Net Loss	2,003	(854,919)	(123,014)	(1,070,402)

Less: Net loss attributable to the noncontrolling interest	(308)	4,175	(496)	4,321

Net Loss Attributable to Delta Oil & Gas, Inc.	$1,695	$(850,744)	$(123,510)	$(1,066,081)

Basic And Diluted Loss Per Common Share	$-	$(0.06)	$(0.01)	$(0.09)

Weighted Average Number Of
Common Shares Outstanding	13,857,107	13,538,645	13,746,058	11,572,877

Consolidated Statement of Comprehensive Loss

Comprehensive Loss

Net Income/(Loss)	$2,003	$(854,919)	$(123,014)	$(1,070,402)

Other Comprehensive Income (Loss)
Foreign Currency Translation	(6,738)	67,250	6,282	31,924

Comprehensive Loss	$(4,735)	$(787,669)	$(116,732)	$(1,038,478)
The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
	SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash Flows From Operating Activities:

Net loss for the period	$(123,510)	$(1,066,081)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,289	1,548
Depreciation and depletion	39,635	25,704
Impairment of natural gas and oil properties	-	202,486
Loss on sale of natural gas and oil properties	-	750,305
Stock-based compensation expense	-	13,750
Shares issued to President & CEO for servicess rendered	39,000	30,000
Shares issued to CFO for services rendered	19,500	12,000
Realized foreign exchange loss	6,282	32,194
Net loss attributable to the noncontrolling interest	496	(4,321)
Gain on sale of natural gas and oil properties	-	(142,481)

Changes in operating assets and liabilities:
Accounts receivable	(16,952)	26,884
Accounts payable and accrued liabilities	(3,139)	(2,189)
Project cost advance received	130,071	-
Due to related party	(1,527)	-
Franchise tax prepaid	1,004	(1,004)
Prepaid expenses	(7,731)	3,512
Advancement for oil and gas exploration costs	49,898	-

Net Cash Generated/(Used) In Operating Activities	134,316	(117,693)

Cash Flows From Investing Activities:

Purchase of other equipment	-	(4,886)
Sale proceeds of natural gas nad oil working interests	-	407,629
Investment in natural gas and oil working interests	(331,001)	(324,143)

Net Cash Generated /(Used) In Investing Activities	(331,001)	78,600

Cash Flows From Financing Activities:

Restricted Cash	(216,294)	-
Share issue expenses	-	(48,045)

Net Cash Provided/(Used) By Financing Activities	(216,294)	(48,045)

Net Increase/(Decrease) In Cash And Cash Equivalents	(412,978)	(87,138)

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	446,808	980,562

Cash And Cash Equivalents at end of Period	$33,830	$893,424

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities
200,000 shares issued to the President & CEO as part of their	$39,000	$-
compensation package

100,000 shares issued to the CFO for services rendered	$19,500	$-

3,909,005 shares issued for the acquisition of Oil and Gas properties	$-	$879,526

Supplemental Disclosures
Income taxes paid	$3,177	$5,205
The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to June 30, 2010
(Stated in U.S. Dollars)
(Unaudited)

	COMMON STOCK
	NUMBER			SHARE	SHARE		CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEFICIT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	ACCUMULATED	INCOME/(LOSS)	INTEREST	TOTAL

Shares issued for cash at $0.00018	2,750,000	$2,750	$(250)	$-	$-	$-	$-	$-	$2,500

Shares issued for cash at $0.0036	5,500,000	5,500	94,500	-	-	-	-	-	100,000

Shares issued for cash at $0.045	9,350	9	2,116	-	-	-	-	-	2,125

Net (loss) for the period ended	-	-	-	-	-	(184,407)	-	-	(184,407)

Balance, December 31, 2001	8,259,350	8,259	96,366	-	-	(184,407)	-	-	(79,782)

Net (loss) for the year	-	-	-	-	-	(62,760)	-	-	(62,760)

Balance, December 31, 2002	8,259,350	8,259	96,366	-	-	(247,167)	-	-	(142,542)

Net (loss) for the year	-	-	-	-	-	(24,423)	-	-	(24,423)

Balance, December 31, 2003	8,259,350	8,259	96,366	-	-	(271,590)	-	-	(166,965)

Share subscriptions received	-	-	-	160,000	-	-	-	-	160,000

Net (loss) for the year	-	-	-	-	-	(31,574)	-	-	(31,574)

Balance, December 31, 2004	8,259,350	8,259	96,366	160,000	-	(303,164)	-	-	(38,539)

Units issued for cash at $1.00, net of share issuance cost	496,797	497	2,483,228	(160,000)	-	-	-	-	2,323,725

Options exercised for cash at $0.8	49,000	49	195,951	-	(16,000)	-	-	-	180,000

Stock-based compensation	-	-	370,267	-	-	-	-	-	370,267

Net (loss) for the year	-	-	-	-	-	(570,050)	-	-	(570,050)

Balance, December 31, 2005	8,805,147	8,805	3,145,812	-	(16,000)	(873,214)	-	-	2,265,403

Subscriptions receivable	-	-	-	-	16,000	-	-	-	16,000

Options exercised for cash at $0.8	61,000	61	243,939	-	-	-	-	-	244,000

Options exercised for cash at $1.00	2,500	3	12,498	-	-	-	-	-	12,501

Shares issued for cash at $2.75, net of finders fee	145,455	145	1,849,850	-	-	-	-	-	1,849,995

Stock-based compensation	-	-	195,719	-	-	-	-	-	195,719

Net (loss) for the year	-	-	-	-	-	(234,763)	-	-	(234,763)

Balance, December 31, 2006	9,014,102	9,014	5,447,818	-	-	(1,107,977)	-	-	4,348,855

Options exercised for cash at $0.75	12,000	12	44,988	-	-	-	-	-	45,000

Shares issued to President & CEO as part of his compensation package at $0.92	100,000	100	459,900	-	-	-	-	-	460,000

Shares issued to Investor Relations Services, Inc. as part of the agreement	12,000	12	40,788	-	-	-	-	-	40,800

Shares issued to CFO for services rendered	50,000	50	137,450	-	-	-	-	-	137,500

Stock-based compensation	-	-	42,097	-	-	-	-	-	42,097

Comprehensive Income/(loss):
Cumulative translation adjustment	-	-	-	-	-	-	187,348	-	187,348
Net (loss) for the year	-	-	-	-	-	(2,249,959)	-	-	(2,249,959)
Comprehensive (loss)									(2,062,611)

Balance, December 31, 2007	9,188,102	9,188	6,173,041	-	-	(3,357,936)	187,348	-	3,011,641

Shares issued to President & CEO & CFO as part of their compensation package at $0.053	180,000	180	47,520	-	-	-	-	-	47,700

Registration of shares under Form S-4	-	-	(132,289)	-	-	-	-	-	(132,289)

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	(181,370)	-	(181,370)
Net loss for the year	-	-	-	-	-	(215,826)	-	-	(215,826)
Comprehensive loss									(397,196)

Balance, December 31, 2008	9,368,102	9,368	6,088,272	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas properties	3,909,005	3,909	875,616	-	-	-	-	-	879,525

Registration of shares under Form S-4	-	-	(48,045)	-	-	-	-	-	(48,045)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Shares issued to President, CEO & CFO as part of his compensation package at $0.15	280,000	280	41,720	-	-	-	-	-	42,000

Options issued to IR consultant	-	-	35,998	-	-	-	-	-	35,998

Options issued to CEO, CFO & director	-	-	121,747	-	-	-	-	-	121,747

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	88,440	-	88,440
Net loss for the year	-	-	-	-	-	(2,337,765)	-	(18,744)	(2,356,509)
Comprehensive loss									(2,268,069)

Balance, December 31, 2009	13,557,107	13,557	7,115,308	-	-	(5,911,527)	94,418	81,887	1,393,643

Shares issued to President, CEO & CFO as part of his compensation package at $0.195	300,000	300	58,200	-	-	-	-	-	58,500

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	6,282	-	6,282
Net loss for the period	-	-	-	-	-	(123,510)	-	496	(123,014)
Comprehensive loss									(116,732)

Balance, June 30, 2010	13,857,107	$13,857	$7,173,508	$-	$-	$(6,035,037)	$100,700	$82,383	$1,335,411

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2010 are not indicative of the results that may be expected for the year.

2.            OPERATIONS

a)    Organization

Delta Oil & Gas, Inc. (“the Company”) was incorporated as a Colorado corporation on January 9, 2001.

The Company is an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States and Canada.  The Company’s entry into the natural gas and oil business began on February 8, 2001.  Prior to the fiscal year ended December 31, 2009, the Company was designated as a development stage enterprise.

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
JUNE 30, 2010
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

The following table summarizes the net assets acquired upon the acquisition of The Stallion Group:

Cash andCash Equivalents	$565
Accounts Receivable	13,712
Prepaid Expenses	3,001
Natural Gas and Oil properties	194,670
Capital Assets	4,190
Net Total Assets	$216,138

Accounts Payable	$(144,144)
Asset Retirement Obligation	(15,464)
Total Net Assets	$56,530

Total Net Assets purchased - 80.31%	$45,399

c)     Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $6,035,037 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Unproved properties consist of lease acquisition costs and costs on wells currently being drilled on the properties.  The recorded costs of the investment in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired.Unevaluated oil and gas properties are assessed at least annually for impairment either individually or on an aggregate basis.

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
JUNE 30, 2010
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

e)     Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)      Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at June 30, 2010 and 2009, the Company had no overproduced imbalances.

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

h)    Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the first well that is being drilled at this location.

i)     Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $93,932, the amount that may be subject to credit risk for the six months ended June 30, 2010 is $nil.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

k)     Foreign Currency Translation

United States funds are considered the Company’s functional currency.  Transaction amounts denominated in foreign currencies are translated into their United States dollar equivalents at exchange rates prevailing at the transaction date.  Monetary assets and liabilities are adjusted at each balance sheet date to reflect exchange rates prevailing at that date, and non-monetary assets and liabilities are translated at the historical rate of exchange.  Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each year-end are included in other comprehensive income/(loss).

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

n)    Loss Per Share

As required by the “Earnings Per Share” Topic of the FASB Accounting Standards Codification, basic and diluted earnings per share are to be presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding(computed under basic earnings per share) and potentially dilutive common shares.

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

p)     Financial Instruments

The FASB Accounting Standards CodificationFinancial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard prioritizes the inputs into three levels that may be used to measure fair value:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

p)     Financial Instruments (continued)

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

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, franchise tax prepaid, accounts payable and accrued liabilities and project cost advance received.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES

a)   Proved Properties

Properties	December 31, 2009	Additions	Disposals	Transfer from unproved properties	Depletion for the period	Impairment	June 30, 2010
USA properties	$317,857	$29.444	-	$122,893	$(33,098)	-	$437,096

Canada properties	62,626	4,192	-	-	(5.358)	-	61,460

Total	$380,483	$33,636	-	$122,893	$(38.456)	-	$498.556

a)    Proved Properties – Descriptions

Properties in U.S.A.

i.	Oklahoma, USA

2006-3 Drilling Program

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.  In September 2007, Wolf#1-7 was abandoned. Its costs amount to $70,495 was moved to the proven cost pool for depletion.  In October 2007, Ruggles #1-15 was also abandoned and the cost of $84,506 was moved to the proven cost pool for depletion.

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

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost amounted to $152,101 was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $200,382 was moved to the proven cost pool.  River #1-28 started producing in June 2008; the cost of $169,159 was moved to the proven cost pool.  Hulsey #2-8 started producing in January 2009; its cost amounted to $139,674 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

4.           NATURAL GAS AND OIL PROPERTIES (continued)

a)	Proved Properties – Descriptions

Properties in U.S.A.

i.	Oklahoma, USA (continued)

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.714286% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  The Company’s buy-in costs for each well is $2,625.  During the three months to September 2009, the Company had paid buy-in, estimated drilling and completion costs for three wells, Saddle #1-28, Saddle #2-28 and Saddle #3-28.  Saddle #1-28 and Saddle #2-28 started producing in November 2009 and Saddle #3-28 in December 2009, the total cost amounted to $96,633 was moved to the proven cost pool for depletion.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company will be responsible for our proportionate share of the drilling and completion costs.  During the year endedDecember 31, 2009, the Company paid additional drilling costs in the amount of $115,017.Jackson #1-18 started producing in January 2010, the total cost amounted to $62,956 was moved to the proven cost pool for depletion.  Brewer #1-20 was plugged and abandoned on June 2, 2010.  Its cost amounted to $64,922 was moved to the proven cost pool for depletion

         ii.    Palmetto Point Prospect, Mississippi, USA

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
JUNE 30, 2010
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
JUNE 30, 2010
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties- Descriptions

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

On June 1, 2009, the Company sold 2.5% of its 7.5% Working Interest for CAD$250,000.

As at June 30, 2010, the Company had advanced $291,023 as its share of the costs in this Agreement.

b)    Unproved Properties

Properties	December 31, 2009	Addition	Disposals	Transfer to proved properties	June 30, 2010
USA properties	$332,541	$296,998	$-	$(122,893)	$506,646
Canada properties	152,346	367	-	-	152,713
Total	$484,887	$297,365	$-	$(122,893)	$659,359

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at June 30, 2010, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2010	2009	2008	2007 and Prior
Property acquisition costs and Transfer to Proved Property Pool	18,312	(19,463)	17,900	-	19,875
Exploration and development	641,047	193,935	(163,389)	-	610,501
Capitalized interest	-	-	-	-	-
Total	659,359	174,472	(145,489)	-	630,376

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (continued)

c)    Costs not being amortized (continued)

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

        iii.   Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.  As at June 30, 2010, the costs of the leases were $270,613.

 iv.  2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company will be responsible for our proportionate share of the drilling and completion costs.  During the year endedDecember 31, 2009, the Company paid additional drilling costs in the amount of $115,017.

Properties in Canada

         v.   Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at June 30, 2010, the Company had expended $152,714of the well 3B9-23/3A11 and 2 HZ 3B9 LEG.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

5.	NATURAL GAS AND OIL EXPLORATION RISK

a)     Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves.  Substantially all of its production is sold under various terms and arrangements at prevailing market prices.  Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control.  Other factors that have a direct bearing on the Company’sprospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wellshaving limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

The Company received $130,071 as at June 30, 2010, from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first exploration hole.

7.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2010 andDecember 31, 2009, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

The information below reflects the change in the asset retirement obligations during the six months ended June 30, 2010 and year ended December 31, 2009:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$21,487	$23,604
Liabilities assumed	-	6,138
Revisions	-	(10,491)
Accretion expense	1,289	2,236
Balance, end of period	$22,776	$21,487

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

On August 13, 2008, the Company issued 180,000 common shares to theOfficers of the Company as part of their compensation package.  The price of the share as of August 13, 2008 was $0.265.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

8.             SHARE CAPITAL (continued)

On March 26, 2009, the Company issued 3,909,005 common shares for the acquisition of 80.31% for oil and gas properties.

On April 6, 2009, the Company issued 280,000 common shares to theOfficers of the Company as part of their compensation package.  The price of the shares as of April 6, 2009 was $0.15.

On March 8, 2010, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the shares as of March 8, 2010 was $0.195.

Preferred Stock

The Company did not issue any preferred stock during the six months period ended June 30, 2010 (December 31, 2009 - Nil).

ii.    Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was nil for the six months period ended June 30, 2010 and $157,746 for the year ended December 31, 2009 related to options granted during the year ended December 31, 2009.  The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2009	900,000	$0.12
Granted	-	-
Expired	-	-
Exercised	-	$0.12
Balance outstanding, June 30, 2010	900,000

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	June 30, 2010	December 31, 2009
Risk-fee interest rate	-	2.50%
Expected life of the option	-	3 year
Expected volatility	-	199.13%
		& 476.13%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at June 30, 2010:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.15	100,00	1.77	100,000
$0.12	800,000	2.42	800,000

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (continued)

      iii.    Common Stock Share Purchase Warrants

During the three months ended March 31, 2010, 496,797 share purchase warrants expired on February 1, 2010.  As at June 30, 2010, there were no share purchase warrants outstanding for the purchase of common shares.

9.	RELATED PARTIES

During the period ended June 30, 2010, the Company paid $131,934 (June 30, 2009 - $89,952) for consulting fees and $21,256 (June 30, 2009 - $18,032) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 8, 2010, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company at a price of $0.195.  The cost of $58,500 was recorded in the compensation expense for shares granted and was included in the general and administration expenses.

10.	COMMITMENT AND CONTRACTURAL OBLIGATIONS

For Kings City Farm-out Modification, the Company is responsible for 40% (i.e.$8,000) of additional expense on a seismic survey.

The Company contracted with its executive officers to pay each of the executive officers $85,632 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

11.           SUBSEQUENT EVENT

On July 22, 2010, the Company received an unsolicited offer to purchase the 5% Working Interest in the Wordsworth prospect for $704,490.  The Company finalized the negotiations on July 28, 2010 and the transaction was executed on August 3, 2010, with an effective date of July 1, 2010.

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

Our current focus is on the exploration of our land portfolio comprised of working interests in acreage in King City, California; South Central, Oklahoma; and Eastern, Texas.  As a result of our acquisition in March 2009 of a controlling interest in The Stallion Group, a Nevada corporation, we expanded our property interests to include acreage in the North Sacramento Valley, California.

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As at June 30, 2010, the costs of the leases were $74,018.

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

The Company transferred its proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the Company is expecting this well to go into production during the quarter ended September 30, 2010.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we are responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, we paid additional drilling costs in the amount of $78,090.  The first well (the “Jackson #1-18”) started production during the quarter ending March 31, 2010 and the second well (the “Miss Gracie #1-18”) started production during the quarter ending June 30, 2010.  The following represents the revenues from this drilling program:

Well Name	Three months ended, June 30, 2010	Six months ended, June 30, 2010	Three and Six months ended, June 30, 2009
Jackson #1-18	$12,958	$20,920	$nil
Miss Gracie #1-18	$78,439	$78,439	$nil

The increase in revenues for both periods was due to wells not being in production for both periods during the corresponding prior year.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.

The third and fourth wells in this four well drilling program have also been drilled, completed and are undergoing further testing in order to determine whether commercially viable quantities of hydrocarbons are present.

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

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended June 30, 2010 was $7,482 (June 30, 2009: $nil) and for the six months ended June 30, 2010 was $19,073, (June 30, 2009: $nil).  The increase in revenue for both periods is due to the wells not being in existence for the corresponding periods in the prior year.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) was completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable, but the Hulsey #1 has been producing in the range of approximately 50 to 60 barrels of oil per day with approximately 50 Mcf of natural gas per day since February 2008.

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended June 30, 2010 was $11,475 (June 30, 2009: $8,897) and for the six months ended June 30, 2010 was $24,982 (June 30, 2009: $21,305), the small increase in revenue was caused by an increase in the commodity prices during the period.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended June 30, 2010 was $19,972 (June 30, 2009: $550) and for the six months ended June 30, 2010 was $40,064 (June 30, 2009: $1,244).  The increase in revenue was caused by the stimulation of the well which resulted in higher production rates and also an increase in commodity prices during the period.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $6,403 for the three months ended June 30, 2010 (June 30, 2009: $4,933) and $6,403 in oil revenues for the six months ended June 30, 2010 (June 30, 2009: $8,256).  The reduction in revenue for the six months ended June 30, 2010,as compared to the same period in the prior year was caused by a suspension of production from the Hulsey #2-8 well due to maintenance and weather related issues that occurred during the first quarter of 2010.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended June 30, 2010 was $3,118 (June 30, 2009: $2,066).  Total revenue received from the Plaster #1 and Dale #1 wells for the six months ended June 30, 2010 was $4,018 (June 30, 2009: $2,887).   The increase in revenue was caused by an increase in commodity prices.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

Wordsworth Prospect

On April 10, 2006, we entered into a farm-out, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We are responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

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

The revenue received from all wells in the Wordsworth prospect for the three months ending June 30, 2010 was $61,138 (June 30, 2009: $37,301).  The revenue received from all wells in the Wordsworth prospect for the six months ended June 30, 2010 was $126,055 (June 30, 2009: $77,116).  The increase in revenue was caused by the addition of a two new successful wells and the increase in commodity prices; however, this was partially offset by the disposal of 2.5% of our interest in the Wordsworth Prospect for $214,961, effective on June 1, 2009, thereby reducing our interest from 7.5% to 5%.

On July 1, 2010, we entered into a Purchase and Sale Agreement (the “Agreement”) with Petrex Energy Ltd. (“Petrex”) whereby Petrex agreed to purchase our remaining 5% working interest in the Wordsworth prospect and our right to participate in future wells in the Wordsworth prospect for CDN $757,500, inclusive of 5% GST on Tangibles, which equates to US $704,490.  The Agreement closed on August 3, 2010.  As of the closing date, we disposed of our entire working interest in the Wordsworth prospect.

Willows Gas Field

On February 15, 2007, Stallion, our majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest. Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices.  The total revenue received from the Wilson Creek #1-27 well for the three months ended June 30, 2010 was $4,233 (June 30, 2009: $nil).  Total revenue received from Wilson Creek #1-27 for the six months ended June 30, 2010 was $9,596 (June 30, 2009: $nil).  The increase in revenue was caused by our decision to resume production in the reporting period.

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

For the Six Months Ended June 30, 2010 and 2009

Revenues

We generated total revenue of $331,751 for the six months ended June 30, 2010, an increase of 151% from revenues of $132,481 for the six months ended June 30, 2009.  Our revenues generated during the six months ended June 30, 2010 were entirely attributable to natural gas and oil sales.  The increase in revenues was due to an in increase in the number of producing wells when compared to the corresponding period last year, particularly in our Oklahoma area of interest.  However, this was partially offset by the part disposal of our working interest in the Wordsworth Prospect during the quarter ended June 30, 2009.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $451,780 for the six months ended June 30, 2010, a 66% decrease from costs and expenses of $1,345,441 for six months ended June 30, 2009.  The significant decrease in costs was primarily attributable to us not incurring during the six months ended June 30, 2010 any impairment charges or losses from the sale of natural gas and oil properties after having incurred a significant amount of these costs and expenses during the six months ended June 30, 2009.  During the six months ended June 30, 2009, we incurred a loss on sale of natural gas and oil properties of $750,305 relating to our disposition of the Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects and also an impairment charge of $202,486   An increase in the price of natural gas and oil resulted in no impairment charge when performing the ‘full cost ceiling test’ for the six months ended June 30, 2010.

 Other changes in our costs and expenses for the six months ended June 30, 2010, when compared the six months ended June 30, 2009, are described below:

•
General and administrative costs for the six months ended June 30, 2010 increased to  $329,294 from $292,222 for the six months ended June 30, 2009, an increase of 13%.  The increase was caused by an increase in stock based compensation and the inclusion of costs related to the additional personnel that was acquired during the merger with The Stallion Group.

•
Natural gas and oil operating costs for the six months ended June 30, 2010 increased to $81,562 from $73,176 for the six months ended June 30, 2009, an increase of 11%.  The increase in operating expenses was caused by the increase in producing wells when compared to the same period in the prior year.

•
Depreciation and depletion costs for the six months ended June 30, 2010 increased to $39,635 from $25,704, representing an increase of 54%.  The increase was caused by an increase in production from our natural gas and oil wells, in particular, our wells located in Garvin County, Oklahoma.

Net Operating Loss

The net operating loss for the six months ended June 30, 2010 was $120,029, compared to a net operating loss of $1,070,869 for the six months ended June 30, 2009 due to the factors described above.

Other Income and Expense

We reported other net income of $192 for the six months ended June 30, 2010, as compared to other net income of $5,672 in the six months ended June 30, 2009.  Other income was attributable to interest received on bank deposits.

Net Loss Attributable to Delta Oil and Gas Inc.

As a result of the above, net loss for the six months ended June 30, 2010 was $123,510, compared to a net loss of $1,066,081 for the six months ended June 30, 2009.

For the three Months Ended June 30, 2010 and 2009

Revenues

We generated total revenue of $206,319 for the three months ended June 30, 2010, an increase of 222% from revenues of $64,040 for the three months ended June 30, 2009.  Our revenues generated during the three months ended June 30, 2010 were entirely attributable to natural gas and oil sales.  The increase in revenues was due to an in increase in the number of producing wells when compared to the corresponding period last year, particularly in our Oklahoma area of interest.  However, this was partially offset by the partial disposal of our 2.5% of our working interest in the Wordsworth Prospect during the quarter ended June 30, 2009.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period in the prior year.

Costs and Expenses

We incurred costs and expenses in the amount of $201,940 for the three months ended June 30, 2010, a 81% decrease from costs and expenses of $1,064,153 for the three months ended June 30, 2009.  The significant decrease in costs was primarily attributable to us not incurring during the three months ended June 30, 2010 any impairment charges or losses from the sale of natural gas and oil properties after having incurred a significant amount of these costs and expenses during the three months ended June 30, 2009.  During the three months ended June 30, 2009, we incurred a loss on sale of natural gas and oil properties of $750,305 relating to our disposition of the Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects and also an impairment charge of $71,794   An increase in the price of natural gas and oil resulted in no impairment charge when performing the ‘full cost ceiling test’ for the three months ended June 30, 2010.

Other changes in our costs and expenses for the six months ended June 30, 2010, when compared the six months ended June 30, 2009, are described below:

•
General and administrative costs for the three months ended June 30, 2010 decreased to $131,426 from $199,897 for the three months ended June 30, 2009, a decrease of 34%.  The decrease was caused by a decrease in stock based compensation which was partially offset by the inclusion of costs related to the additional personnel that was acquired during the merger with The Stallion Group.

•
Natural gas and oil operating costs for the three months ended June 30, 2010 increased to $41,529 from $36,403 for the three months ended June 30, 2009, an increase of 14%.  The increase in operating expenses was caused by the increase in producing wells when compared to the same period in the prior year.

•
Depreciation and depletion costs for the three months ended June 30, 2010 increased to $28,340 from $4,941, representing an increase of $23,399.  The increase was caused by an increase in production from our natural gas and oil wells, in particular, our wells located in Garvin County, Oklahoma.

Net Operating Income/(Loss)

The net operating income for the three months ended June 30, 2010 was $4,378, compared to a net operating loss of $857,632 for the three months ended June 30, 2009 due to the factors described above.

Other Income and Expense

We reported other income of $51 for the three months ended June 30, 2010, as compared to other income of $2,713 in the three months ended June 30, 2009.  Other income was attributable to interest received on bank deposits.

Net Income/(Loss) Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the three months ended June 30, 2010 was $1,695, compared to a net loss of $850,744 for the three months ended June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $362,766 and total current liabilities in the amount of $164,814.  As a result, we had working capital of $197,952 as of June 30, 2010.

The revenue we generated from natural gas and oil sales for the six months ended June 30, 2010 did not exceed our operating expenses over the same period.  As such, we anticipate that we will require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2010.

During the six months June 30, 2010, we received $216,294 restricted cash from financing activities, as compared $48,045 in expenses incurred on a Form S-4 registration of shares in connection with the offer to acquire shares of the Stallion Group.

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

Cash Generated/(Used) in Operating Activities

Operating activities generated $134,316 in cash for the six months June 30, 2010, compared to $117,693 cash used in operating activities for the six months ended June 30, 2009.  Our positive cash flow for the six months March 31, 2010 was caused by an increase in revenues earned during such period.

Cash Used in / Provided by Investing Activities

Cash flows used by investing activities for the six months ended June 30, 2010 was $331,001, compared to $78,600 cash provided by investing activities for the six months ended June 30, 2009.  All cash used in investment activities during the six months ended June 30, 2010 and 2009 related to investments in natural gas and oil working interests.

Cash from Financing Activities

Cash flows used by financing activities for the six months June 30, 2010 were $216,294, as compared to of $48,045 in expenses related to the cost of registration of shares under the Form S-4 in relation to the Offer to acquire shares of the Stallion Group, for the six months ended June 30, 2009.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $6,035,037 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At June 30, 2010 and 2009, we had no overproduced imbalances.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.     Risk Factors.

(Not Applicable).

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During to the reporting period, we issued to a consultant in exchange for services rendered options to purchase an aggregate of 150,000 shares of our common stock at an exercise price of $0.18 exercisable for a period of 2 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Delta Oil & Gas, Inc.

Date:	August 12, 2010

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	August 12, 2010
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002
3.2	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report on Form 10-Q for the period ended September 30, 2009
3.3	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.
3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Annual Report on Form 10-K for the year ended December 31, 2009
10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007
10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.6	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta’s Annual Report of Form 10-K dated December 31, 2009
10.7	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta’s Annual Report of Form 10-K dated December 31, 2009
10.8	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of Delta’s Form 8-K dated August 9, 2010.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X