Form 10-Q
period 2010-09-30
DELTA OIL & GAS INC
filed 2010-11-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Non-accelerated filer    ☐                                                                                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2010
Common Stock, $0.001 par value	13,857,107

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2010 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009 (audited);
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009;
F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to September 30, 2010; and
F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	September 30	December 31,
	2010	2009
ASSETS	(Unaudited)

Current
Cash and cash equivalents	$587,750	$446,808
Restricted cash	23,465	-
Accounts receivable (net)	113,439	70,496
Franchise tax prepaid	-	1,004
Prepaid expenses	19,936	17,464
Advancement for oil and gas exploration costs	-	49,898

	744,590	585,670

Natural Gas And Oil Properties
Proved property	870,833	380,483
Unproved property	393,973	484,887

	1,264,806	865,370

Property, Plant and Equipment (net)	1,974	3,499

TOTAL ASSETS	$2,011,370	$1,454,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$117,510	$37,882
Project cost advanced received	4,402	-
Due to related party	2,046	1,527

	123,958	39,409
Long Term
Asset retirement obligation	19,997	21,487

TOTAL LIABILITIES	143,955	60,896

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 13,857,107 and 13,557,107 shares issues
and outstanding, respectively	13,857	13,557
Additional paid-in capital	7,173,508	7,115,308
Accumulative Other Comprehensive Income	133,217	94,418
Accumulated Deficit	(5,535,458)	(5,911,527)

TOTAL STOCKHOLDERS EQUITY FOR DELTA OIL & GAS INC.	1,785,124	1,311,756

Noncontrolling Interest	82,291	81,887

TOTAL STOCKHOLDERS' EQUITY	1,867,415	1,393,643

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,011,370	$1,454,539

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenue

Natural gas and oil sales	$175,020	$101,491	$506,771	$233,582
Gain on sale of natural gas and oil properties	518,874	-	518,874	142,481

	693,894	101,491	1,025,645	376,063
Costs And Expenses

Natural gas and oil operating costs	33,391	25,495	114,953	98,671
General and administrative	123,715	147,141	453,009	439,363
Accretion	645	815	1,934	2,363
Depreciation and depletion	36,656	5,739	76,291	31,443
Impairment of natural gas and oil properties	-	7,867	-	210,353
Loss on sale of natural gas and oil properties	-	-	-	750,305

	194,407	187,057	646,187	1,532,498

Net Operating Income/(Loss)	499,487	(85,566)	379,458	(1,156,435)

Other Income

Interest income	-	2,160	192	7,832

	-	2,160	192	7,832

Income/(Loss) Before Income Taxes	499,487	(83,406)	379,650	(1,148,603)

Income taxes	-	-	3,177	5,205

Net Income/(Loss)	499,487	(83,406)	376,473	(1,153,808)

Less: Net (income) / loss attributable to
the noncontrolling interest	92	196	(404)	4,517

Net Income/(Loss) Attributable to Delta Oil & Gas, Inc.	$499,395	$(83,210)	$376,069	$(1,149,291)

Basic And Diluted Income/(Loss) Per Common Share
Basic	$0.04	$(0.01)	$0.03	$(0.09)
Diluted	$0.04	$(0.01)	$0.03	$(0.09)

Weighted Average Number Of Common Shares Outstanding
Basic	13,857,107	13,557,107	13,783,481	12,246,684
Diluted	13,857,107	13,557,107	13,783,481	12,246,684

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive Income /(Loss)

Net Income/(Loss)	$499,487	$(83,406)	$376,473	$(1,153,808)

Other Comprehensive Income /(Loss)
Foreign Currency Translation	32,517	58,366	38,799	90,560

Comprehensive Income/(Loss)	$532,004	$(25,040)	$415,272	$(1,063,248)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash Flows From Operating Activities:

Net income (loss) for the period	$376,069	$(1,149,291)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,934	2,363
Depreciation and depletion	76,291	31,443
Impairment of natural gas and oil properties	-	210,353
Loss on sale of natural gas and oil properties	-	750,305
Stock-based compensation expense	-	13,750
Shares issued to President & CEO for servicess rendered	39,000	30,000
Shares issued to CFO for services rendered	19,500	12,000
Net income/(loss) attributable to the noncontrolling interest	404	(4,517)
Gain on sale of natural gas and oil properties	(518,874)	(142,481)

Changes in operating assets and liabilities:
Accounts receivable	(42,943)	16,920
Accounts payable and accrued liabilities	79,628	2,803
Project cost advance received	4,402	-
Due to related party	519	-
Franchise tax prepaid	1,004	(1,004)
Prepaid expenses	(2,472)	(98,093)
Advancement for oil and gas exploration costs	49,898	-

Net Cash Generated/(Used) In Operating Activities	84,360	(325,449)

Cash Flows From Investing Activities:

Purchase of other equipment	-	(4,886)
Sale proceeds of natural gas and oil working interests	705,949	407,629
Investment in natural gas and oil working interests	(664,701)	(634,685)

Net Cash Generated /(Used) In Investing Activities	41,248	(231,942)

Cash Flows From Financing Activities:

Restricted cash	(23,465)	-
Share issue expenses	-	(48,045)

Net Cash Provided/(Used) By Financing Activities	(23,465)	(48,045)

Net Increase/(Decrease) In Cash And Cash Equivalents	102,143	(605,436)

Effect of foreign currency adjustments on cash	38,799	90,560

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	446,808	980,562

Cash And Cash Equivalents at end of Period	$587,750	$465,686

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
Period From Inception, January 9, 2001, to September 30, 2010
(Stated in U.S. Dollars)
(Unaudited)

						DEFICIT
	COMMON STOCK					ACCUMULATED
	NUMBER			SHARE	SHARE	DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEVELOPMENT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	STAGE	INCOME/(LOSS)	INTEREST	TOTAL

Balance, December 31, 2008	9,368,102	9,368	6,088,272	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas properties	3,909,005	3,909	875,616	-	-	-	-	-	879,525

Registration of shares under Form S-4	-	-	(48,045)	-	-	-	-	-	(48,045)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Shares issued to President, CEO & CFO as part of his compensation package at $0.15	280,000	280	41,720	-	-	-	-	-	42,000

Options issued to IR consultant	-	-	35,998	-	-	-	-	-	35,998

Options issued to CEO, CFO & director	-	-	121,747	-	-	-	-	-	121,747

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	88,440	-	88,440
Net loss for the year	-	-	-	-	-	(2,337,765)	-	(18,744)	(2,356,509)
Comprehensive loss									(2,268,069)

Balance, December 31, 2009	13,557,107	13,557	7,115,308	-	-	(5,911,527)	94,418	81,887	1,393,643

Shares issued to President, CEO & CFO as part of his compensation package at $0.195	300,000	300	58,200	-	-	-	-	-	58,500

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	38,799	-	38,799
Net loss for the period	-	-	-	-	-	376,069	-	404	376,473
Comprehensive loss									415,272

Balance, September 30, 2010	13,857,107	$13,857	$7,173,508	$-	$-	$(5,535,458)	$133,217	$82,291	$1,867,415

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto.  The results of the operations for the nine months ended September 30, 2010 are not indicative of the results that may be expected for the year.

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
SEPTEMBER 30, 2010
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,535,458 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

e)     Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at September 30, 2010 and 2009, the Company had no overproduced imbalances.

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

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $97,182, the amount that may be subject to credit risk for the nine months ended September 30, 2010 is $490,568.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

n)     Income / (Loss) Per Share

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

The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  Hence 900,000 options were excluded from the earnings per share calculation for the nine months period ended September 30, 2010, since they were considered to be anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the nine months periods ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Basic earnings per share computation:
Income (Loss) from continuing operations and net income	$376,069	$(1,149,291)
Basic shares outstanding	13,783,481	12,246,684
Basic earnings per share	$0.03	$(0.09)

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

3.              SIGNIFICANT ACCOUNTING POLICIES (continued)

n)      Income / (Loss) Per Share (continued)

Diluted earnings per share computation:
Income (Loss) from continuing operations	$376,069	$(1,149,291)
Basic shares outstanding	13,783,481	12,246,684
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	13,783,481	12,246,684
Diluted earnings per share	$0.03	$(0.09)

The calculation for earnings per share excluded stock options as these were not in the money as at September 30, 2010 and 2009, respectively and have an anti-dilutive effect.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

4.             NATURAL GAS AND OIL PROPERTIES

a)     Proved Properties

Properties	December 31, 2009	Additions	Disposals	Transfer from unproved properties	Depletion for the period	Impairment	September 30, 2010
USA properties	$317,857	$33,869	-	$588,250	$(69,143)	-	$870,833

Canada properties	62,626	(28,335)	(28,668)	-	(5,623)	-	-
Total	$380,483	$5,534	(28,668)	$588,250	$(74,766)	-	$870,833

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

            2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, the Company paid additional drilling costs in the amount of $115,017.  Jackson #1-18 started producing in January 2010, the total cost amounted to $62,956 was moved to the proven cost pool for depletion.  Brewer #1-20 was plugged and abandoned on June 2, 2010.  Its cost amounted to $64,922 was moved to the proven cost pool for depletion.  Miss Gracie #1-18 started producing in March 2010, the total cost amounted to $71,368 was moved to the proven cost pool for depletion.  Waunice # 1-36 started production in June 2010 and was plugged and abandoned on September 23, 2010.  Its cost amounted to $44,939 was moved to the

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

4.                 NATURAL GAS AND OIL PROPERTIES (continued)

a)         Proved Properties – Descriptions

    Properties in U.S.A.

    2009-3 Drilling Program - 4 Wells (continued)

    proven cost pool for depletion.

    Joe Murray Farm #1-18

    Joe Murray Farm #1-18 started producing in August 2010, the total cost amounted to $44,571 was moved to the    proven cost pool for depletion.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

4.                NATURAL GAS AND OIL PROPERTIES (continued)

a)        Proved Properties - Descriptions

   Properties in U.S.A.

            iii.   Mississippi II, Mississippi, USA (continued)

formation and 7.5% of all production to the base of the Wilcox formation.  In January 2007, the well CMR USA 39-14 was found to be proved.  The cost of $35,126 was added to the proven cost pool.  Dixon#1 was abandoned in January 2007, its costs amounted to $40,605 was moved to the proven cost pool for depletion.  Randall#1 was abandoned in June 2007, its costs amounted to $26,918 was moved to the proven cost pool for depletion.  BR F-24 was abandoned and its cost amounted to $41,999 was moved to the proven cost pool for depletion.  Faust #1, USA 1-37 and BR F-33 were found to be proven and the total cost of $129,360 was added to the proven cost pool.

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

vi.   Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing, the cost amounted to $304,479 was moved to the proven cost pool for depletion.

Properties in Canada

vii.  Wordsworth Prospect, Saskatchewan, Canada

On April 10, 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

a)     Proved Properties - Descriptions
vii. Wordsworth Prospect, Saskatchewan, Canada(continued)

horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada. The well, HZ 1C2-23 was drilled in September 2008 also started production from November 2008.  In June 2009, the Company joined the drilling of a new well, HZ 1B1-23/3B8, and paid CAD$49,826 for 5% working interest.

On June 1, 2009, the Company sold 2.5% of its 7.5% Working Interest for CAD$250,000.

b)     Unproved Properties

Properties	December 31, 2009	Addition	Disposals	Transfer to proved properties	September 30, 2010
USA properties	$332,541	$649,682	$-	$(588,250)	$393,973
Canada properties	152,346	(1,142)	(151,204)	-	-
Total	$484,887	$648,540	$(151,204)	$(588,250)	$393,973

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at September 30, 2010, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2010	2009	2008	2007 and Prior
Property acquisition costs and Transfer to Proved Property Pool	$-	(37,775)	17,900	-	19,875
Exploration and development	$393,973	(53,139)	(163,389)	-	610,501
Capitalized interest	$-		-	-	-
Total	$393,973	(90,914)	(145,489)	-	630,376

Properties in U.S.A.

i.  Mississippi II, Mississippi, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, and surface

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

4.                 NATURAL GAS AND OIL PROPERTIES (continued)

Properties in U.S.A.

i.      Mississippi II, Mississippi, USA (continued)

leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.

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

The first exploration well, Donner #1, started producing in August 2010, the cost amounted to $304,479 was moved to the proven cost pool for depletion.

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

v.     California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has 25% working interest in the initial Prospect Test Well, California 1-1.

As at September 30, 2010, the Company had expended drilling and completion costs of $222,125 for the California 1-1 well.

Properties in Canada

vi.    Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at June 30, 2010, the

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

Properties in Canada

Company had expended $152,714 of the well 3B9-23/3A11 and 2 HZ 3B9 LEG.  This prospect including all surrounding lands was sold on July 1, 2010 for total proceeds of CAD$750,000.

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

6.             CURRENT LIABILITIES

The Company received $4,402 during the three months ended September 30, 2010, from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first exploration hole.

7.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2010 and December 31, 2009, the Company recognized the future cost to

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

  7.              ASSET RETIREMENT OBLIGATIONS (continued)

plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the nine months ended September 30, 2010 and year ended December 31, 2009:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$21,487	$23,604
Liabilities assumed	-	6,138
Revisions	(3,424)	(10,491)
Accretion expense	1,934	2,236
Balance, end of period	$19,997	$21,487

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

8.                SHARE CAPITAL (continued)

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

Preferred Stock

The Company did not issue any preferred stock during the nine months period ended September 30, 2010 (December 31, 2009 - Nil).

ii.    Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was nil for the nine months period ended September 30, 2010 and $157,746 for the year ended December 31, 2009 related to options granted during the year ended December 31, 2009.  The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2009	900,000	$0.12
Granted	-	-
Expired	-
Exercised	-
Balance outstanding, September 30, 2010	900,00	$0.12

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	September 30, 2010	December 31, 2009
Risk-fee interest rate	-	2.50%
Expected life of the option	-	3 year
Expected volatility	-	199.13% & 476.13%
Expected dividend yield	-	-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

8.                 SHARE CAPITAL (continued)

The following table summarized information about the stock options outstanding as at September 30, 2010:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.15	100,000	1.52	100,000
$0.12	800,000	2.17	800,000

iii.   Common Stock Share Purchase Warrants

During the three months ended March 31, 2010, 496,797 share purchase warrants expired on February 1, 2010.  As at September 30, 2010, there were no share purchase warrants outstanding for the purchase of common shares.

9.                 RELATED PARTIES

During the period ended September 30, 2010, the Company paid $196,872 (September 30, 2009 - $146,243) for consulting fees and $31,718 (September 30, 2009 - $27,578) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 8, 2010, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the share as of March 8, 2010 was $0.195.  The total cost of $58,500 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

10.              COMMITMENT AND CONTRACTURAL OBLIGATIONS

For Kings City Farm-out Modification, the Company shall be responsible for 40% (i.e. $8,000) of additional expense on seismic survey.

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

We are engaged in the acquisition, development and production of oil and natural gas properties in North America.  We seek to acquire and develop properties with undeveloped reserves that are economically attractive to us.  We will employ expertise in geological and geophysical areas to mitigate, as far possible, the inherent risk of oil and gas exploration.  We seek to create value and reduce risks through the acquisition and development of property interests in areas that have:

•	Significant undeveloped reserves;

•	Close proximity to developed markets for oil and natural gas;

•	Existing infrastructure or the ability to install our own infrastructure of oil and natural gas pipelines and production platforms;

During the 1st and 2nd Quarters of 2010, Management engaged in a detailed strategic review of all of our development lands, exploratory lands and working interest Partners held at that time.  The outcome of these reviews lead to an internal declaration of core and non-core properties. Those properties within the ‘Core’ were to receive priority focus for development and expansion and those in the ‘non-core’ grouping were to be considered as low priority for development and considered for divestment should offers fall within range of their true values.

Historically, Delta has taken small working interest positions in multiple and diverse projects.  Under our new Core / Non-core strategy Delta will generally focus on larger working interest relationships in substantive project areas and move to strategically explore and develop those projects.  The sale of our Saskatchewan, Canada Wordsworth interests are a case in point. We believe that this core strategy will enable us to develop Delta Oil and Gas to the next level in its growth towards becoming a significant oil and natural gas producing entity.

Our current focus is on the exploration of our Core land portfolio comprised of substantial working interests in acreage in King City, California; Northern California and Eastern Texas.  As a result of our acquisition in March 2009 of a controlling interest in The Stallion Group, a Nevada corporation, we expanded our property interests to include acreage in the North Sacramento Valley, California.

Our producing interests in South Central, Oklahoma contribute strong cash flow to Delta but because our working interests fall below Management’s threshold for participating working interest percentages and with little or no opportunity to increase these percentages, this portfolio of lands has been designated as non-core.

CORE PROPERTIES

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As at September 30, 2010, the costs of the leases were $74,018.

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

Under the terms of the Leases, we have the ability to participate in additional wells drilled in the Texas Prospect.  In the event that we elect to participate, we will negotiate with Hillcrest our respective levels of participation in additional wells.  Our percentage of the costs and net revenue distribution, both before and after payout, associated with each additional well will be proportional to our level of participation.  The Company is in the process of licensing and permitting 2 additional wells on these lands.  Drilling will commence as soon as permits have been issued.

The Company paid its proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the well went into production during the quarter ended September 30, 2010.  The following represents the revenue from the drilling program:

Well Name	Three months ended September 30, 2010	Nine months ended September 30, 2010	Three and Nine months ended September 30, 2009

Donner #1	$35,138	$35,138	$nil

Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company is obligated to pay 25% of the costs in order to earn a 20% working Interest in the initial well, named internally  as California #1-1.  As at September 30, 2010, the Company had expended $222,125 in drilling and completion costs for California #1-1.  The Company is pleased to report that this well has been fully logged and tested and a 9,000 foot wholly owned pipeline installed.  Delta expects this well to go into production during mid-November, 2010.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We commenced a gravity survey and 2D seismic program in August 2009.  We have undertaken extensive reviews of the data provided from the program.  We are very encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets.  Delta and its Partners are now working on setting the location for our 1st exploratory well.  We have agreed that we will permit a 2-3 well drilling program around the exploratory well and that we will commence drilling our 1st exploration well as soon as well licences and drilling permits have been issued.

NON-CORE PROPERTIES

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

Well Name	Three months ended, September 30, 2010	Nine months ended, September 30, 2010	Three and Nine months ended, September 30, 2009

Jackson #1-18	$18,323	$39,243	$nil
Miss Gracie #1-18	$48,507	$126,946	$nil
Joe Murray Farms	$17,303	$17,303	$nil

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

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended September 30, 2010 was $14,106 (September 30, 2009: $nil) and for the nine months ended September 30, 2010 was $33,179, (September 30, 2009: $nil).  The increase in revenue for both periods is due to the wells not being in existence for the corresponding periods in the prior year.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended September 30, 2010 was $5,918 (September 30, 2009: $11,842) and for the nine months ended September 30, 2010 was $30,900 (September 30, 2009: $33,148), the small decrease in revenue was caused by a decrease in production, which was partially offset by an increase in commodity prices during the period.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended September 30, 2010 was $14,333 (September 30, 2009: $30,609) and for the nine months ended September 30, 2010 was $54,397 (September 30, 2009: $46,498).  The increase in revenue for the nine months was caused by the stimulation of the well which resulted in higher production rates and also an increase in commodity prices during the period.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $7,817 for the three months ended September 30, 2010 (September 30, 2009: $5,764) and $14,220 in oil revenues for the nine months ended September 30, 2010 (September 30, 2009: $14,020).  The small increase is due to an increase in production from this well.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended September 30, 2010 was $1,624 (September 30, 2009: $1,821).  Total revenue received from the Plaster #1 and Dale #1 wells for the nine months ended September 30, 2010 was $5,643 (September 30, 2009: $4,707).   The increase in revenue for the nine months was caused by an increase in commodity prices.

The operator, Ranken Energy, is reviewing the productivity levels from these wells and may propose the drilling of additional wells in the Dale Prospect and the Crazy Horse Prospect.  We anticipate that we would participate in these wells to the same extent as in the original drilling program, which is a 10% working interest.

Wordsworth Prospect

On April 10, 2006, we entered into a farm-out, option and participation letter agreement (“FOP Agreement”) where we acquired a 15% working interest in certain leasehold interests located in southeast Saskatchewan, Canada referred to as the Wordsworth area for the purchase price of $152,724. We were responsible for our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property. In exchange for us paying our proportionate share of the costs associated with drilling, testing, and completing the first test well on the property, we earned a 15% working interest before payout and a 7.5% working interest after payout on the Wordsworth prospect. Payout refers to the return of our initial investment in the property. In addition, we also acquired an option to participate and acquire a working interest in a vertical test well drilled to 1200 meters to test the Mississippian (Alida) formation in LSD 13 of section 24, township 7, range 3 W2.

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

The revenue received from all wells in the Wordsworth prospect for the three months ending September 30, 2010 was $9,740 (September 30, 2009: $49,554).  The revenue received from all wells in the Wordsworth prospect for the nine months ended September 30, 2010 was $135,795 (September 30, 2009: $126,670).  The decrease in revenue was caused by the disposal of the Wordsworth prospect.  On July 1, 2010, we entered into a Purchase and Sale Agreement (the “Agreement”) with Petrex Energy Ltd. (“Petrex”) whereby Petrex agreed to purchase our remaining 5% working interest in the Wordsworth prospect and our right to participate in future wells in the Wordsworth prospect for CDN $757,500, inclusive of 5% GST on Tangibles, which equates to US $704,490; this resulted in a gain on sale of future revenues of $518,874.

Willows Gas Field

On February 15, 2007, Stallion, our majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest. Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices.  The total revenue received from the Wilson Creek #1-27 well for the three months ended September 30, 2010 was $4,233 (September 30, 2009: $nil).  Total revenue received from Wilson Creek #1-27 for the nine months ended September 30, 2010 was $9,596 (September 30, 2009: $nil).  The increase in revenue was caused by our decision to resume production in the reporting period.

Palmetto Point Prospect - 12 Wells Phase  I

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

Palmetto Point Prospect - 50 wells – Phase II

During the fiscal quarter ended September 30, 2006, we entered into a joint venture agreement to acquire an interest in a drilling program comprised of up to fifty natural gas and/or oil wells.  The area in which the wells are being drilled is approximately 300,000 gross acres located between Southwest Mississippi and North-eastern Louisiana.  Drilling commenced in September 2006.  The site of the first twenty wells was located within range to tie into existing pipeline infrastructure should the wells be suitable for commercial production.  The drilling program was conducted by Griffin Exploration in its capacity as operator.  We agreed to pay 10% of all prospect fees, mineral leases, surface leases, and drilling and completion costs to earn a net 8.0% share of all production zones to the base of a geological formation referred to as the Frio formation and 7.5% of all production to the base of a geological formation referred to as the Wilcox formation.  The cost during the quarter ending September 30, 2006 amounted to $100,000.  During the fourth quarter of fiscal 2006, we made additional payments of $300,000 that was employed in the further development of prospects on lands in Mississippi and Louisiana in accordance with the terms of the operating agreement.

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

For the Nine Months Ended September 30, 2010 and 2009

Revenues

We generated total revenue, excluding the gain on sale of natural gas and oil properties of $506,771 for the nine months ended September 30, 2010, an increase of 117% from revenues of $233,582 for the nine months ended September 30, 2009.  The increase in revenues from natural gas and oil sales was due to an in increase in the number of producing wells when compared to the corresponding period last year, particularly in our Oklahoma and Texas areas of interest.  However, this was partially offset by the part disposal of our working interest in the Wordsworth Prospect during the quarter ended June 30, 2009 and our complete disposal of the Wordsworth prospect during the quarter ended September 30, 2010.  The latter produced a gain of $518,874 compared to $142,481 for the corresponding period during the prior year.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $646,187 for the nine months ended September 30, 2010, a 58% decrease from costs and expenses of $1,532,498 for nine months ended September 30, 2009.  The significant decrease in costs was primarily attributable to us not incurring during the nine months ended September 30, 2010 any impairment charges or losses from the sale of natural gas and oil properties after having incurred a significant amount of these costs and expenses during the nine months ended September 30, 2009.  During the nine months ended September 30, 2009, we incurred a loss on sale of natural gas and oil properties of $750,305 relating to our disposition of the Palmetto Point Prospect 12 Wells Phase - I and 50 wells – Phase II projects and also an impairment charge of $202,486   An increase in the price of natural gas and oil resulted in no impairment charge when performing the ‘full cost ceiling test’ for the nine months ended September 30, 2010.

 Other changes in our costs and expenses for the nine months ended September 30, 2010, when compared the nine months ended September 30, 2009, are described below:

•
Natural gas and oil operating costs for the nine months ended September 30, 2010 increased to $114,953 from $98,671 for the nine months ended September 30, 2009, an increase of 17%.  The increase in operating expenses was caused by the increase in production and an increase in the number of producing wells when compared to the same period in the prior year.

•
General and administrative costs for the nine months ended September 30, 2010 increased to $453,009 from $439,363 for the nine months ended September 30, 2009, an increase of 3%.  The increase was caused by an increase in stock based compensation which was partially offset by a decrease in realized foreign exchange losses as compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the nine months ended September 30, 2010 increased to $76,291 from $31,443, representing an increase of 143%.  The increase was caused by an increase in production from our natural gas and oil wells, in particular, our wells located in Oklahoma and Texas.

Net Operating Loss

The net operating income for the nine months ended September 30, 2010 was $379,458, compared to a net operating loss of $1,156,435 for the nine months ended September 30, 2009 due to the factors described above.

Other Income and Expense

We reported other net income of $192 for the nine months ended September 30, 2010, as compared to other net income of $7,832 in the nine months ended September 30, 2009.  Other income was attributable to interest received on bank deposits.

Net Loss Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the nine months ended September 30, 2010 was $376,069, compared to a net loss of $1,149,291 for the nine months ended September 30, 2009.

For the three Months Ended September 30, 2010 and 2009

Revenues

We generated total revenue, excluding the gain from the sale of natural gas and oil properties,  of $175,020 for the three months ended September 30, 2010, an increase of 73% from revenues of $101,491 for the three months ended September 30, 2009.  The increase in revenues from natural gas and oil sales was due to an in increase in the number of producing wells when compared to the corresponding period last year, particularly in our Oklahoma and Texas areas of interest.  However, this was partially offset by the partial disposal of our 2.5% of our working interest in the Wordsworth Prospect during the quarter ended June 30, 2009 and our complete disposal of the Wordsworth prospect during the quarter ended September 30, 2010.  The latter produced a gain of $518,874 compared to $nil for the corresponding period during the prior year.

Costs and Expenses

We incurred costs and expenses in the amount of $194,407 for the three months ended September 30, 2010, a 4% increase from costs and expenses of $187,057 for the three months ended September 30, 2009.  The increase in costs was primarily attributable to an increase in depreciation and depletion charges and operating expenses; both caused by an increased production from existing and new wells.

Other changes in our costs and expenses for the three months ended September 30, 2010, when compared the three months ended September 30, 2009, are described below:

•
Natural gas and oil operating costs for the three months ended September 30, 2010 increased to $33,391 from $25,495 for the three months ended September 30, 2009, an increase of 31%.  The increase in operating expenses was caused by the increase in producing wells when compared to the same period in the prior year.

•
General and administrative costs for the three months ended September 30, 2010 decreased to $123,715 from $147,141 for the three months ended September 30, 2009, a decrease of 16%.  The decrease was caused by a decrease in legal and professional fees, filing and transfer fees and foreign exchange losses, which were partially offset by the inclusion of costs related to the additional personnel that was acquired during the merger with The Stallion Group.

•
Depreciation and depletion costs for the three months ended September 30, 2010 increased to $36,656 from $5,739, representing an increase of $30,917.  The increase was caused by an increase in production from our natural gas and oil wells, in particular, our wells located in Oklahoma and Texas

Net Operating Income/(Loss)

The net operating income for the three months ended September 30, 2010 was $499,487, compared to a net operating loss of $85,566 for the three months ended September 30, 2009 due to the factors described above.

Other Income and Expense

We reported other income of $0 for the three months ended September 30, 2010, as compared to other income of $2,160 in the three months ended September 30, 2009.  Other income was attributable to interest received on bank deposits.

Net Income/(Loss) Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the three months ended September 30, 2010 was $499,395, compared to a net loss of $83,210 for the three months ended September 30, 2009.

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

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $744,590 and total current liabilities in the amount of $123,958.  As a result, we had working capital of $620,632 as of September 30, 2010.

The revenue we generated from natural gas and oil sales for the three and nine months ended September 30, 2010 did not exceed our operating expenses over the same period.  As such, we anticipate that we may require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2010.

During the nine months September 30, 2010, we received $23,465 restricted cash from financing activities, as compared to $48,045 in expenses incurred on a Form S-4 registration of shares in connection with the offer to acquire shares of the Stallion Group.

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

Cash Generated/(Used) in Operating Activities

Operating activities generated $84,360 in cash for the nine months September 30, 2010, compared to $325,449 cash used in operating activities for the nine months ended September 30, 2009.  Our positive cash flow for the nine months September 31, 2010 was caused by an increase in revenues earned during such period and the gain on sale of natural gas and oil properties.

Cash Used in / Provided by Investing Activities

Cash flows generated in investing activities for the nine months ended September 30, 2010 was $41,248, compared to $231,942 cash used in investing activities for the nine months ended September 30, 2009.  All cash used in investment activities during the nine months ended September 30, 2010 and 2009 related to investments in natural gas and oil working interests. While the cash generated was caused by the cash received on the sale of natural gas and oil property.

Cash from Financing Activities

Cash flows used by financing activities for the nine months September 30, 2010 were $23,465, as compared to of $48,045 in expenses related to the cost of registration of shares under the Form S-4 in relation to the Offer to acquire shares of the Stallion Group, for the nine months ended September 30, 2009.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,535,458 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect such controls.

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

Delta Oil & Gas, Inc.

Date:	November 12, 2010

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	November 12, 2010
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002
3.2	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report on Form 10-Q for the period ended September 30, 2009
3.3	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009
3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Annual Report on Form 10-K for the year ended December 31, 2009
10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007.
10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.6	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta’s Annual Report of Form 10-K dated December 31, 2009
10.7	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta’s Annual Report of Form 10-K dated December 31, 2009
10.8	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of Delta’s Form 8-K dated August 9, 2010.

10.9	Lonestar Prospect Exploration Agreement, dated September 1, 2010		X

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X