Form 10-K
period 2010-12-31
DELTA OIL & GAS INC
filed 2011-03-31
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price 0.12 was: $1,211,160

The number of shares of our common stock outstanding as of March 30, 2011 was: 14,157,107

FORM 10-K
DELTA OIL & GAS, INC.
DECEMBER 31, 2010

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

We are engaged in the acquisition, development and production of oil and natural gas properties in North America.  We seek to acquire and develop properties with undeveloped reserves that are economically attractive to us.  We will employ expertise in geological and geophysical areas to mitigate, as far possible, the inherent risk of oil and gas exploration.  We seek to create value and reduce risks through the acquisition and development of property interests in areas that have:

•	Significant undeveloped reserves;
•	Close proximity to developed markets for oil and natural gas; and
•	Existing infrastructure or the ability to install our own infrastructure of oil and natural gas pipelines and production platforms.

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

CORE PROPERTIES

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As at December 31, 2010, the costs of the leases were $74,018.

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

The Company paid $304,478, as its proportionate share of the drilling and completion costs for the year ended December 31, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the well went into production during the quarter ended September 30, 2010.  The following represents the revenue from the drilling program:

Well Name	Year ended Dec 31, 2010	Year ended Dec 31, 2009
Donner #1	$121,576	$nil

Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company is obligated to pay 25% of the costs in order to earn a 20% working Interest in the initial well, named internally  as California #1-1.  As at December 31, 2010, the Company had expended $329,804 in drilling and completion costs for California #1-1.  The revenue from this well for the year ended December 31, 2010 was $95,637.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We commenced a gravity survey and 2D seismic program in August 2009.  We have undertaken extensive reviews of the data provided from the program.  We are very encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets.  Delta and its Partners are now working on setting the location for our 1st exploratory well.  We have agreed that we will permit a 2-3 well drilling program around the exploratory well and that we will commence drilling our 1st exploration well as soon as well licenses and drilling permits have been issued.

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

Well Name	Year ended Dec 31, 2010	Year ended Dec 31, 2009
Jackson #1-18	$38,844	$nil
Miss Gracie #1-18	$199,392	$nil
Joe Murray Farms	$94,446	$nil

The increase in revenues was due to wells not being in production for the corresponding prior year.  Drilling and completion costs of $154,581 were moved to the proved properties pool for depletion.

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

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the year ended December 31, 2010 was $41,830, (December 31, 2009: $nil).  The increase in revenue from the prior year was due to the wells not being in existence for the corresponding year.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the year ended December 31, 2010 was $35,857 (December 31, 2009: $47,468), the decrease in revenue was caused by a decrease in production, which was partially offset by an increase in commodity prices during the period.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the year ended December 31, 2010 was $69,500 (December 31, 2009: $66,212).  The increase in revenue was caused by an increase in commodity prices during the period.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $18,362 in oil revenues for the year ended December 31, 2010 (December 31, 2009: $20,034).  The small decrease is due to a decrease in production from this well which was offset by higher commodity prices during the period.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the for the year ended December 31, 2010 was $6,779 (December 31, 2009: $7,920).   The decrease in revenue for the year ended December 31, 2010 was caused by a decrease in production which was partially offset by higher commodity prices.

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

The revenue received from all wells in the Wordsworth Prospect for the year ended December 31, 2010 was $136,546 (December 31, 2009: $195,491).  The decrease in revenue was caused by the disposal of the Wordsworth prospect.  On July 1, 2010, we entered into a Purchase and Sale Agreement (the “Agreement”) with Petrex Energy Ltd. (“Petrex”) whereby Petrex agreed to purchase our remaining 5% working interest in the Wordsworth prospect and our right to participate in future wells in the Wordsworth prospect for CDN $757,500, inclusive of 5% GST on Tangibles, which equates to US $704,490; this resulted in a gain on sale of future revenues of $518,874.

Willows Gas Field

On February 15, 2007, Stallion, our majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest. Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices.  Total revenue received from Wilson Creek #1-27 for the year ended December 31, 2010 was $9,596 (December 31, 2009: $nil).  The increase in revenue was caused by our decision to resume production in the reporting period, however, the well is not producing any hydrocarbons, and the Company is currently reviewing its commercial viability.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2010 or 2009.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our oil and gas operations.  As of December 31, 2010, we engaged approximately 3 contractors that provided work to us on a recurring basis, which includes Messrs. Paton-Gay, Bolen and Sandher.

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

We suffered net losses since our inception, including net losses of $544,454 for the year ended December 31, 2010 and $2,337,765 for the year ended December 31, 2009. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

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

As noted in our financial statements, we commenced operations 10 years ago. The audit report of Mark Bailey & Company, Ltd. dated March 30, 2011 issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

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

Our reserve estimates generated for 2010 were compiled by Harper & Associates, Mark E. Anderson and AJM Petroleum Consultants independent consultants. In conducting their evaluations, the consultants evaluate our properties and independently develop proved reserve estimates.  There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including: expected reservoir characteristics based on geological, geophysical and engineering assessments;

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

Proved Reserves Reporting

On December 31, 2008, the Securities and Exchange Commission, or the SEC, released a Final Rule, Modernization of Oil and Gas Reporting, approving revisions designed to modernize oil and gas reserve reporting requirements. The new reserve rules are effective for our financial statements for the year ended December 31, 2010 and our 2010 year-end proved reserve estimates. The most significant revisions to the reporting requirements include:

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

Reported Reserves Table

The following table sets forth summary information regarding our estimated proved reserves at December 31, 2010, 2009 and 2008:

	December 31,
	2010		2009		2008
	Oil (Bbls)	Gas (Mcf)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved Producing & Non-Producing Reserves (1)	219,090	173,930	41,230	116,940	209,173	53,355
Present value of proved reserves (2)	6,624,506		1,066,900		1,121,422
Standardized measure of discounted future net cash flows (3)	4,761,927		1,162,410		968,550

(1)       Estimates of reserves as of year-end 2010 and 2009 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period of the applicable year, in accordance with revised guidelines of the SEC applicable to reserves estimates beginning with the year-end 2009. Estimates of reserves as of year-end 2008 were prepared using constant prices and costs in accordance with previous guidelines of the SEC based on hydrocarbon prices received on a field-by-field basis as of December 31, 2008. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)       Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports dated December 31, 2010 and 2009 is priced based on the 12-month un-weighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year. The estimated future production in our reserve reports dated December 31, 2008 is priced using constant year-end pricing.  PV-10 is a non-GAAP measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.

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

The table below sets forth summary information regarding our estimated proved reserves.  All of our estimated proved reserves are located in the United States and attributable to our properties in Newton County, Texas, Colusa County, California and Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

	Reserves
Reserve Category	Oil & NGL’s (Bbls)	Natural Gas (Mcf)	Total (BOE)
PROVED
Developed:	89,960	165,150	117,215
Undeveloped:	129,400	8,780	130,863
TOTAL PROVED at December 31, 2010	219,090	173,930	248,078

Proved Undeveloped Reserves

As of December 31, 2010, we had 131,000 BOE (Barrels of Oil Equivalent) of proved undeveloped reserves, or PUDs, as compared to 20,000 BOE of PUDs as of December 31, 2009.  The significant increase in PUDS from December 31, 2009 to December 31, 2010 was attributable to an increase in reserves from the Company’s newly acquired properties.  All PUDs as of December 31, 2010 were located in the United States.  Each of these PUD’s will be converted from undeveloped to developed as the wells begin production.   We anticipate that all of the PUD’s will be will be developed within five years after first disclosure as proved undeveloped reserves.

The Company has established its drilling budget for 2011 and set forth below are the amounts it anticipates expending on each of the core properties.  It is anticipated that the proposed expenditure of $350,000 for development drilling during the budget year 2011, if successful,  will result in moving approximately 50% of our proved undeveloped reserves into a proved reserves category in the Company's Hartburg, Newton County Texas property base.

The Company  has also proposed to expend $375,000 to drill an exploration well on our King City Oilfield property which if successful in proving commercial quantities of hydrocarbons, will result in adding additional proved and undeveloped reserves in this fiscal period.

The Company does not propose any other development drilling in 2011; however, depending on the success of the two wells previously noted the Company may expand its drilling program during 2011.

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent third party reserve engineering firm under the supervision of our management. Our management provides to our third party reserves engineers reserves estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other information. This information is reviewed by other members of management to ensure accuracy and completeness of the data prior to submission to our third party reserve engineering firm.  During 2010, we retained Harper & Associates, Inc., Mark E. Andersen and AJM Petroleum Consultants as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc., Mark E. Andersen, and AJM Petroleum Consultants, see copies of their respective reports filed as exhibits to this Form 10-K.

Reserves Reported to Other Agencies

We did not file any reports during the year ended December 31, 2010 with any federal authority or agency other than the SEC with respect to our estimates of oil and natural gas reserves.

Production

The following table sets forth summary information regarding production by final product sold for the years ended December 31, 2010, 2009 and 2008:

Production Data	Year ended December 31,
	2010	2009	2008
Production -
Oil (Bbls)	9,309	5,775	3,377
Gas (Mcf)	36,657	12,279	28,559
Average Sales Price -
Oil (Bbls)	$75.00	$56.00	$90.00
Gas (Mcf)	$4.00	$4.00	$6.00
Average Production Costs per Mcf	$1.00	$2.00	$3.29

The table below sets forth summary information regarding production by final product for each country containing 15% or more of our proved reserves for the years ended December 31, 2010, 2009 and 2008.  All production in Canada was attributable to the Wordsworth Prospect in Saskatchewan which we disposed of in 2010 and all production in the United States is attributable to our properties in Newton County, Texas, Colusa County, California and Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

Production Data	Year Ended December 31
	2010		2009		2008
	USA	Canada	USA	Canada	USA	Canada
Production -
Oil (Bbls)	7,456	1,853	1,877	3,898	5,116	1,261
Gas (Mcf)	36,657	0	12,279	0	28,559	0
Average Sales Price -
Oil (Bbls)	$75.00	$74.00	$53.00	$58.00	$98.00	$88.00
Gas (Mcf)	$4.00	$0.00	$4.00	$0.00	$9.00	$0.00
Average Production Costs
Oil (Bbls)	$20.00	$26.00	$20.00	$14.00	$19.00	$40.00
Gas (Mcf)	$1.00	$0.00	$2.00	$0.00	$3.00	$0.00

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

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2010:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2
Saskatchewan, Canada (Wordsworth) 4	0	0	0	0	0	0
CANADA TOTALS	0	0	0	0	0	0
Garvin & Murray County, Oklahoma, USA 5	6	0.38	8	0.5	940	109
King City, California, USA	0	0	0	0	0	0
Willows Gas Field, North Sacramento Valley, California, USA	0	0	0	0	0	0
Newton County, Texas, USA (Texas Prospect)	1	0.36	0	0	155	56
Colusa County, California, USA (Lonestar Prospect)	0	0	1	0.25	691	173
USA TOTALS	7	0.74	9	0.75	1,786	338

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
2
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

3	Productive wells are producing wells and wells capable of production.
4	We disposed of our interests in the Wordsworth prospect during 2010.
5	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in ‘Item 1, Business’.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2010:

	Undeveloped Acreage 1 as of December 31, 2010
	Gross	Net
Saskatchewan, Canada (Wordsworth) 2	0	0
CANADA TOTALS	0	0
Garvin & Murray County, Oklahoma, USA 3	1,660	301
King City, California, USA	10,000	4,000
Willows Gas Field, North Sacramento Valley, California, USA	0	0
Newton County, Texas, USA (Texas Prospect)	209	75
Colusa County, California, USA (Lonestar Prospect)	661	165
USA TOTALS	12,530	4,541

1 2 3
"Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

We disposed of our interests in the Wordsworth prospect during 2010.

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

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Garvin, McClain & Murray Counties, Oklahoma 3
2010	0.60	0	0.0375	0
2009	0.45	0.20	0	0
2008	0.30	0.20	0	0
Newton County, Texas, USA (Texas Prospect)
2010	0.36	0	0	0
2009	0	0	0	0
2008	0	0	0	0
Colusa County, California, USA (Lonestar Prospect)
2010	0.25	0	0	0
2009	0	0	0	0
2008	0	0	0	0

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
2008	Productive 1	Dry 2	Productive 1	Dry 2
King City, California, USA
2010	0	0	0	0
2009	0	0	0	0
2008	0	0	0	0
Palmetto Point, Mississippi (Palmetto) 4
2010	0	0	0	0
2009	0	0	0	0
2008	1.17	1.22	0	0
Saskatchewan, Canada (Wordsworth) 5
2010	0	0	0	0
2009	0.05	0	0.10	0
2008	0.075	0	0	0
Willows Gas Field, North Sacramento Valley, California,
2010	0	0	0	0
2009	0	0	0	0
2008	0.0625	0	0	0

The table below sets forth summary information regarding our drilling activity for the last three years for each country in which we engaged in drilling activity for the years ended December 31, 2010, 2009 and 2008.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Canada
2010	0	0	0	0
2009	0.05	0	0.1	0
2008	0.075	0	0	0
USA
2010	0.60	0	0.0375	0
2009	0.45	0.2	0	0
2008	1.53	1.42	0	0

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

4	Effective February 1, 2009, we disposed of all of our interests in the Palmetto Point Prospect 12 Wells Phase - I project and 50 Wells Phase - II project.
5	We disposed of our interests in the Wordsworth prospect during 2010.

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

Fiscal Year Ended December 31, 2010
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2010	$0.45	$0.08
June 30, 2010	$0.21	$0.02
September 30, 2010	$0.12	$0.02
December 31, 2010	$0.15	$0.07

Fiscal Year Ended December 31, 2009
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2009	$0.25	$0.09
June 30, 2009	$0.225	$0.10
September 30, 2009	$0.19	$0.09
December 31, 2009	$0.19	$0

Holders of Common Stock

As of March 23, 2011, we had approximately eighty-two (82) shareholders of record of our common stock.   Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”) on March 8, 2010.  The Board has submitted the Incentive Compensation Plan for shareholder approval at the 2011 annual meeting of the shareholders.  Grants of 600,000 options have been made under the Incentive Compensation Plan subsequent to December 31, 2010.  As of December 31, 2010, no securities were issued  under the Incentive Compensation Plan.

The Incentive Compensation Plan authorizes us to grant awards in the form of shares of common stock, including unrestricted shares of common stock; options to purchase shares of common stock; stock appreciation rights or similar rights with a fixed or variable price related to the fair market value of the shares of common stock and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions; any other security with the value derived from the value of the shares of common stock, such as restricted stock and restricted stock units; deferred stock units; dividend equivalent rights; or any combination of the foregoing.  Our board of directors administers the Plan.

 The Plan allows for the grant of incentive stock options, non-qualified stock options and restricted stock awards.  The exercise price of any option shall be determined at the time the option is granted by the board of directors. However, the exercise price may generally not be less than 100 percent of the fair market value of the shares of common stock on the date of the grant. Each option expires on the date determined by the board of directors, but not later than ten years after the grant date. The board of directors may determine in its discretion whether any option shall be subject to vesting and the terms and conditions of any such vesting.  The Incentive Compensation Plan also provides for the immediate vesting of options, as well as authorizes the board of directors to cancel outstanding options or to make adjustments to the transfer restrictions on those options in the event of certain changes in corporate control of the company.  Awards, including options, made under the Incentive Compensation Plan are not assignable and also subject to any restrictions and conditions imposed by the board of directors.

On January 3, 2005, we adopted the 2005 Stock Incentive Plan, which provides for the grant of stock options to our employees, officers, directors and consultants. We registered the shares of our common stock issuable under the 2005 Stock Incentive Plan and reserved these shares for the granting of options and rights.  Grants of 800,000 options have been made under the 2005 Stock Incentive Plan and are outstanding as of December 31, 2009 and 249,902 remain available for issuance under the 2005 Stock Incentive Plan as of December 31, 2010.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2010.

Equity Compensation Plan as of December 31, 2010

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	800,000 100,000	$0.12 $0.15	249,902 -
Total	900,000	$0.123	249,902

Recent Sales of Unregistered Securities

There were no sales of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

For the Years Ended December 31, 2010 and 2009

Revenues

We generated total revenue of $1,384,345 for the year ended December 31, 2010, an increase of approximately 171% from revenues of $510,917 for the year ended December 31, 2009.  During the year ended December 31, 2010, $861,170 of the revenue we generated was attributable to natural gas and oil sales and $518,874 was attributable to a gain on the disposition of our working interest in the Wordsworth Prospect during the three months ended June 30, 2010.  During the year ended December 31, 2009, $352,841 of the revenue was attributable to natural gas and oil sales and $158,076 was attributable to a gain on the disposition of our working interest in the Owl Creek prospect.

The increase in total revenue for the year ended December 31, 2010, when compared to the year ended December 31, 2009, was attributable to an increase in revenues from oil and gas sales of $508,329, which was caused by the addition of producing wells in Texas, California and Oklahoma.  Furthermore, the sale of the Company’s interest in the Wordsworth prospect generated an additional increase of $360,798.

Costs and Expenses

We incurred costs and expenses in the amount of $1,926,624 for the year ended December 31, 2010, a 33% decrease from costs and expenses of $2,871,082 for year ended December 31, 2009.

The decrease in costs and expenses for the year ended December 31, 2010, when compared the year ended December 31, 2009, is primarily attributable to the collective results of the following factors:

•
General and administrative costs for the year ended December 31, 2010 decreased to$597,318 from $700,512 for the year ended December 31, 2009, a decrease of 15%.  The decrease in general and administrative costs was caused by a decrease in stock based compensation expense attributable to the issuances of stock options and shares of common stock to management.  Stock based compensation expense for the year ended December 31, 2010 was $nil as compared to $199,745  for the year ended December 31, 2009.  Further decreases in administrative costs was due to foreign exchange losses decreasing to $59,892 (December 31, 2009: $88,440).

•
Legal and Professional fees for the year ended December 31, 2010 decreased to $84,535 from $107,938 for the year ended December 31, 2009, a decrease of 22%.  The decrease in legal costs was attributable to higher legal costs in the prior year relating to the acquisition of The Stallion Group and the preparation and filing of the S-4 registration statement.

•
Consulting fees for the year ended December 31, 2010 increased to $285,298 from $207,121 for the year ended December 31, 2009, an increase of 38%.  The increase in consulting fees was attributable to the addition of one executive from the acquisition of The Stallion Group.

•
Natural gas and oil operating costs for the year ended December 31, 2010 increased to $157,187 from $120,022 for the year ended December 31, 2009, an increase of 31%. The increase in natural gas and oil operating costs is attributable to an increase in the number of producing wells for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

•
Depreciation and depletion expense for the year ended December 31, 2010 increased to $184,537 from $42,446 for the year ended December 31, 2009, an increase of 335%. The increase in depreciation and depletion expense is attributable to the additions of producing wells which was partially offset by the disposal of the Wordsworth wells;

•
Impairment of natural gas and oil properties expense for the year ended December 31, 2010 decreased to $nil from $1,255,561 for the year ended December 31, 2009, a decrease of 100%.  The decrease in impairment of natural gas and oil properties expense for the year ended December 31, 2010, is attributable to no impairment of oil and natural gas properties during the year ended December 31, 2010, as compared to impairments of oil and natural gas properties relating to the Willow’s Gas Field during the year ended December 31, 2009.

•	Loss on sale of Investment of $985,464 for the year ended December 31, 2010, resulted from the dissolution of the Company’s 80% subsidiary, The Stallion Group, on December 31, 2010.

Net Operating Loss

The net operating loss for the year ended December 31, 2010 was $542,279, compared to a net operating loss of $2,360,165 for the year ended December 31, 2009.

Other Income and Expense

We reported other net income, generated from interest received, of $202 for the year ended December 31, 2010, as compared to other income of $9,062 in the year ended December 31, 2009.

Net Loss

Net loss for the year ended December 31, 2010 was $544,454, compared to a net loss of $2,337,765 for the year ended December 31, 2009. The decrease in loss for the year ended December 31, 2010 was attributable to the an increase in revenues from the additions of new producing wells and the sale of the Company’s interest in the Wordsworth prospect.

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

Summary of Quarterly Results on a Non-GAAP basis

Set forth below is a summary of the Company’s financial results for the eight most recently completed quarters, removing non-cash items.  The following information is presented for informational purposes only; the net income/(loss) totals below do not match the Financial Statements due to the removal of non-cash items.

	Dec 31, 2010	Sept 30, 2010	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009	Sep 31, 2009	Jun 30, 2009	Mar 31, 2009
	$	$	$	$	$	$	$	$
Revenue	358,700	693,894	206,319	125,432	135,054	101,491	206,521	68,051
Operating Costs	(1,280,437)	(194,407)	(201,940)	(249,840)	(1,338,180)	(187,057)	(1,064,153)	(281,692)
Non-cash items *	985,464	-	-	-	1,124,869	-	750,305	130,692
Net Income/(loss)	64,327	499,395	1,695	(124,408)	(78,257)	(83,210)	(100,439)	(82,719)

*  Non-cash items are those items that are related to impairment charges or losses on sale of investments.  These charges are non-recurring on an operational basis and have been excluded in the presentation above.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $794,655 and total current liabilities in the amount of $128,676.  As a result, we had working capital of $665,979 as of December 31, 2010.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we may require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2011.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  Additional capital will be required to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities generated $134,263 in cash for the year ending December 31, 2010, compared to $313,490 in cash used in operating activities for the year ended December 31, 2009.  Our positive cash flow from operating activities for the year ending December 31, 2010 was caused by an increase in natural gas and oil revenues.

Cash Used in Investing Activities

Cash flows used by investing activities for the year ending December 31, 2010 was $95,693, compared to $260,659 cash generated from investing activities for the year ended December 31, 2009.  Our negative cash flow from investing activities for the year ending December 31, 2010 was primarily caused by investments in natural gas and oil working interests which were partially offset by sale proceeds of natural gas and oil working interests in the amount of $705,949.

Cash from Financing Activities

Cash flows used by financing activities for the year ending December 31, 2010 primarily consisted of $20,142 related to the dissolution of The Stallion Group, compared to $48,045 in cash used from financing activities for the year ended December 31, 2009.

The underlying drivers that resulted in material changes and the specific inflows and outflows of cash for the year ending December 31, 2009 are as follows:

•	Revenue received as a result of royalties from natural gas and oil producing properties;

•	Property acquisition costs; and

•	Sale of the Wordsworth prospect.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,406,237 since inception.  To achieve profitable operations, we may require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At December 31, 2010 and 2009, we had no overproduced imbalances.

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

ITEM 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.      Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning directors, corporate governance and executive officers of the Company is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings “Election of Directors” and “Corporate Governance”, respectively, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010 (the “Proxy Statement”).

The information concerning compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning our code of ethics is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Code of Ethics and Conduct.”

ITEM 11.      Executive Compensation.

The information required by Item 11 concerning executive compensation is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Executive Compensation.”

The information required by Item 11 concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors for Year Ended December 31, 2010.”

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 concerning certain relationships and related party transactions and director independence is incorporated herein by reference to the information set forth in our Proxy Statement under the headings “Transactions With Related Persons” and “Director Independence.”

ITEM 14.       Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information in our Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Audit Committee.”

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Delta Oil & Gas, Inc. as of December 31, 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. Delta Oil & Gas, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mark Bailey & Company, Ltd.
Reno, Nevada
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Delta Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Delta Oil & Gas, Inc. (the “Company”) as at December 31, 2009, the related consolidated statements of operations, consolidated statement of comprehensive income/(loss), consolidated statement of changes in stockholders’ equity and consolidated statement of cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. as at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ STS PARTNERS LLP
 STS PARTNERS LLP
 CHARTERED ACCOUNTANTS

Vancouver, British Columbia, Canada
April 12, 2010

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31,	December 31,
	2010	2009
ASSETS

Current
Cash and cash equivalents	$525,128	$446,808
Restricted cash	8,370	-
Accounts receivable	252,589	70,496
Franchise tax prepaid	-	1,004
Prepaid expenses	8,568	17,464
Advancement for oil and gas exploration costs	-	49,898

	794,655	585,670

Natural Gas And Oil Properties
Proved property	1,099,016	380,483
Unproved property	188,767	484,887

	1,287,783	865,370

Property, Plant and Equipment (net)	797	3,499

TOTAL ASSETS	$2,083,235	$1,454,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$100,403	$37,882
Project cost advanced received	5,424	-
Due to related party	22,849	1,527

	128,676	39,409
Long Term
Asset retirement obligation	19,121	21,487

TOTAL LIABILITIES	147,797	60,896

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 13,857,107 and 13,557,107 shares issued
and outstanding, respectively	13,857	13,557
Additional paid-in capital	7,173,508	7,115,308

Accumulative Other Comprehensive Income	154,310	94,418

Accumulated Deficit	(5,406,237)	(5,911,527)

	1,935,438	1,311,756

Noncontrolling Interest	-	81,887

TOTAL STOCKHOLDERS' EQUITY	1,935,438	1,393,643

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,083,235	$1,454,539

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)

	YEARS ENDED
	December 31,
	2010	2009
Revenue

Natural gas and oil sales	$861,170	$352,841
Gain on sale of natural gas and oil properties	518,874	158,076
Management fee	4,301	-

	1,384,345	510,917
Costs And Expenses

Natural gas and oil operating costs	157,187	120,022
General and administrative	597,318	700,512
Accretion	2,118	2,236
Depreciation and depletion	184,537	42,446
Impairment of natural gas and oil properties	-	1,255,561
Loss on sale of natural gas and oil properties	-	750,305
Loss on sale of Investment	985,464	-

	1,926,624	2,871,082

Net Operating Loss	(542,279)	(2,360,165)

Other Income

Interest income	202	9,062

	202	9,062

Loss Before Income Taxes	(542,077)	(2,351,103)

Income taxes	2,377	5,406

Net Loss	(544,454)	(2,356,509)

Less: Net loss attributable to
the noncontrolling interest	-	18,744

Net Loss Attributable to Delta Oil & Gas, Inc.	$(544,454)	$(2,337,765)

Basic And Diluted Loss Per Common Share
Basic	$(0.04)	$(0.19)
Diluted	$(0.04)	$(0.19)

Weighted Average Number Of Common Shares Outstanding
Basic	13,802,039	12,576,983
Diluted	13,802,039	12,576,983

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive Income /(Loss)

Net Income/(Loss)	$(544,454)	$(2,356,509)

Other Comprehensive Income /(Loss)
Foreign Currency Translation	59,892	88,440

Comprehensive Income/(Loss)	$(484,562)	$(2,268,069)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
For the years ended December 31, 2010 and 2009
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER			SHARE	SHARE		CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	DEFICIT	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE	ACCUMULATED	INCOME/(LOSS)	INTEREST	TOTAL

Balance, December 31, 2008	9,368,102	9,368	6,088,272	-	-	(3,573,762)	5,978	-	2,529,856

Shares issued for acquisition of oil & gas properties	3,909,005	3,909	875,616	-	-	-	-	-	879,525

Registration of shares under Form S-4	-	-	(48,045)	-	-	-	-	-	(48,045)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	100,631	100,631

Shares issued to President, CEO & CFO as part of their compensation package at $0.15	280,000	280	41,720	-	-	-	-	-	42,000

Options issued to IR consultant	-	-	35,998	-	-	-	-	-	35,998

Options issued to CEO, CFO & director	-	-	121,747	-	-	-	-	-	121,747

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	88,440	-	88,440
Net loss for the year	-	-	-	-	-	(2,337,765)	-	(18,744)	(2,356,509)
Comprehensive loss									(2,268,069)

Balance, December 31, 2009	13,557,107	13,557	7,115,308	-	-	(5,911,527)	94,418	81,887	1,393,643

Shares issued to President, CEO & CFO as part of their compensation package at $0.195	300,000	300	58,200	-	-	-	-	-	58,500

Eliminate noncontrolling interest	-	-	-	-	-	81,887	-	(81,887)	-

Eliminate deficit on investment	-	-	-	-	-	967,857	-	-	967,857

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	59,892	-	59,892
Net loss for the year	-	-	-	-	-	(544,454)	-	-	(544,454)
Comprehensive loss									(484,562)

Balance, December 31, 2010	13,857,107	$13,857	$7,173,508	$-	$-	$(5,406,237)	$154,310	$-	$1,935,438

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)

	YEARS ENDED
	DECEMBER 31,
	2010	2009
Cash Flows From Operating Activities:

Net income for the year	$(544,454)	$(2,337,765)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	2,118	2,236
Depreciation and depletion	184,537	42,446
Impairment of natural gas and oil properties	-	1,255,561
Loss on sale of natural gas and oil properties	-	750,305
Loss on sale of investment	985,464	-
Stock-based compensation expense	-	157,745
Shares issued to President & CEO for servicess rendered	39,000	30,000
Shares issued to CFO for services rendered	19,500	12,000
Net income/(loss) attributable to the noncontrolling interest	-	(18,744)
Gain on sale of natural gas and oil properties	(518,874)	(158,075)

Changes in operating assets and liabilities:
Accounts receivable	(182,093)	(4,882)
Accounts payable and accrued liabilities	62,521	11,329
Project cost advance received	5,424	-
Due to related party	21,322	1,527
Franchise tax prepaid	1,004	(1,004)
Prepaid expenses	8,896	(6,271)
Advancement for oil and gas exploration costs	49,898	(49,898)

Net Cash Generated/(Used) In Operating Activities	134,263	(313,490)

Cash Flows From Investing Activities:

Purchase of other equipment	-	(5,805)
Sale proceeds of natural gas and oil working interests	705,949	430,315
Investment in natural gas and oil working interests	(801,642)	(685,169)

Net Cash Generated /(Used) In Investing Activities	(95,693)	(260,659)

Cash Flows From Financing Activities:

Restricted cash	(8,370)	-
Share issue expenses	-	(48,045)
Eliminate cash in sales of investment	(11,772)	-

Net Cash Provided/(Used) By Financing Activities	(20,142)	(48,045)

Net Increase/(Decrease) In Cash And Cash Equivalents	18,428	(622,194)

Effect of foreign currency adjustments on cash	59,892	88,440

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	446,808	980,562

Cash And Cash Equivalents at end of Period	$525,128	$446,808

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities
200,000 shares issued to the President & CEO as part of their	$39,000	$30,000
compensation package

100,000 shares issued to the CFO for services rendered	$19,500	$12,000

3,909,005 shares issued for the acquisition of Oil and Gas properties	$-	$879,526

Supplemental Disclosures
Income taxes paid	$2,377	$5,406

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

1.        OPERATIONS (continued)

b)	Business acquisition

Purchase Price Allocation:

Share capital	$3,495,046
Accumulated deficit	(3,452,287)
Cumulative translation adjustment	13,771
Total	$56,530
Investment in Subsidiary – 80.31%	$45,399
Non-Controlling Interest – 19.69%	$11,131

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

The Company dissolved The Stallion Group on December 31, 2010.

c)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,406,237 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at December 31, 2010 and 2009, the Company had no overproduced imbalances.

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

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $100,543, the amount that may be subject to credit risk for the year ended December 31, 2010 is $424,457.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Oil and Natural Gas Properties in Note 2c.

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

The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  Hence 900,000 options were excluded from the earnings per share calculation for the year ended December 31, 2010, since they were considered to be anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the year ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Basic earnings per share computation:
Loss from continuing operations and net loss	$(544,454)	$(2,337,765)
Basic shares outstanding	13,802,039	12,576,983
Basic earnings per share	$(0.04)	$(0.19)

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

n)    Loss Per Share (continued)
Diluted earnings per share computation:
Income (Loss) from continuing operations	$(544,454)	$(2,337,765)
Basic shares outstanding	13,802,039	12,576,983
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	13,802,039	12,576,983
Diluted earnings per share	$(0.04)	$(0.19)

The calculation for earnings per share excluded stock options as these were not in the money as at December 31, 2010 and 2009, respectively and have an anti-dilutive effect.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

r)     Stock-Based Compensation.

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

3.           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In addition to changing the definition and disclosure requirements for natural gas and oil reserves, the Final Rule changed the requirements for determining quantities of natural gas and oil reserves. The Final Rule requires the use of the 12-month un-weighted arithmetic average of the first-day-of-the-month prices for natural gas and oil, rather than the end-of-period price used prior to adoption of the Final Rule, in estimating reserves. The Final Rule also changed certain accounting requirements under the full cost method of accounting for natural gas and oil activities. The

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

3.           RECENT ACCOUNTING PRONOUNCEMENTS (continued)

amendments are designed to modernize the requirements for the determination of natural gas and oil reserves, aligning them with current practices and updating them for changes in technology. The Final Rule was effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. In addition, in January 2010, the FASB issued an accounting standards update relating to standards for extractive oil and gas activities. The accounting standards update amends existing standards to align the proved reserves calculation and disclosure requirements under U.S. GAAP with the requirements in the SEC rules. The Company adopted the new standards effective December 31, 2009. The new standards were applied prospectively as a change in estimate. The application of this guidance will continue to result in future amounts recorded for depreciation, depletion and amortization and ceiling limitations being different from what would have been recorded had the Final Rule not been mandated. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

In April 2010, the FASB’s EITF issued Stock Compensation – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades; an amendment to previously issued guidance regarding the classification of a share-based payment award as either equity or a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2010. Earlier application is permitted. This guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings, and the cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which it is initially applied, as if the guidance had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The adoption of this guidance did not impact the Company’s operating results, financial position or cash flows.

4.           NATURAL GAS AND OIL PROPERTIES

a)	Proved Properties

Properties	December 31, 2009	Additions	Disposals	Transfer from unproved properties	Depletion for the period	Impairment	December 31, 2010
USA properties	$317,857	$41,496	-	$918,054	$(178,391)	-	$1,099,016

Canada properties	62,626	(28,335)	(28,668)	-	(5,623)	-	-
Total	$380,483	$13,161	(28,668)	$918,054	$(184,014)	-	$1,099,016

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES

b)	Proved Properties – Descriptions

Properties in USA

i.	Oklahoma, USA

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
DECEMBER 31, 2010
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
DECEMBER 31, 2010
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

Through the Company’s subsidiary, Stallion, the Company acquired a well working interest in California, U.S.A.  On October 15, 2007, Stallion agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  Stallion shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of December 31, 2009, Stallion has expended $195,971 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing gas in April 2008.  On December 10, 2010, it was sold to the Company for $9,982.

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

vii.	California #1-1 - Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, Morrow 1-7 started producing, the cost amounted to $329,804 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (continued)

a)	Proved Properties - Descriptions

Properties in Canada

viii.	Wordsworth Prospect, Saskatchewan, Canada

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

On June 1, 2009, the Company sold 2.5% of its 7.5% Working Interest for CAD$250,000.

On July 1, 2010, the Company sold the remaining 5% of its Working Interest for CAD$750,000.

b)    Unproved Properties

Properties	December 31, 2009	Addition	Disposals		Transfer to proved properties	December 31, 2010
USA properties	$332,541	$774,280	$-		$(918,054)	$188,767
Canada properties	152,346	(1,142)	(151,204)		-	-
Total	$484,887	$773,138	$(151,204	)-	$(918,054)	$188,767

c)	Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2010, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2010	2009	2008	2007 and Prior
Property acquisition costs and transfer to proved property pool	$-	(37,775)	17,900	-	19,875
Exploration and development	$188,767	(258,345)	(163,389)	-	610,501
Capitalized interest	$-		-	-	-
Total	$188,767	(296,120)	(145,489)	-	630,376

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

4.	NATURAL GAS AND OIL PROPERTIES (continued)

Properties in U.S.A.

i.	Mississippi II, Mississippi, USA

In August, 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC. to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, and surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.

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

Properties in Canada

vi.	Wordsworth Prospect, Saskatchewan, Canada

In April 2007, the Company entered into an agreement (the “Agreement”) with Petrex Energy Ltd., for a participation and Farm-out agreement where the Company will participate for 15% gross working interest before payout (BPO) and 7.5% gross working interest after pay out (APO) in a proposed four well horizontal drilling program in the Wordsworth area in Southeast Saskatchewan, Canada.  As at December 31, 2010, the Company had expended $152,714 of the well 3B9-23/3A11 and 2 HZ 3B9 LEG.  During the year ended December 31, 2010, the Company sold its working interest in the Wordsworth Prospect.

5.	NATURAL GAS AND OIL EXPLORATION RISK

a) Exploration Risk
The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

5.	NATURAL GAS AND OIL EXPLORATION RISK (continued)

a)	Exploration Risk

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

The Company received $5,424 as of December 31, 2010 from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first exploration hole.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

7.	INCOME TAXES PAYABLE (continued)

Income tax expense for the years ended December 31, 2010 and 2009 consists of the following:

	December 31	December 31
	2010	2009

State income taxes	$2,377	$5,406
Net income tax expense	$2,377	$5,406

The effective income tax rate for years ended December 31, 2010 and December 31, 2009 differs from the       U.S. Federal statutory income tax rate due to the following:

	December 31	December 31
US	2010	2009
Federal statutory income tax rate	(34.00%)	(34.00%)
State income taxes (average), net of federal benefit	(6.12%)	(3.77%)
Valuation allowance	40.12%	37.77%
Net income tax provision (benefit)	-	-

Canada
Federal statutory income tax rate	(15.00%)	(15.00%)
Provincial income taxes	(12.00%)	(12.00%)
Valuation allowance	27.00%	27.00%
Net income tax provision (benefit)	-	-

The current loss components of the deferred tax assets/(liabilities) as of December 31, 2010 and 2009 are as follows:

	December 31	December 31
	2010	2009

US operating loss/(profit)	$613,995	$1,335,796
Canadian operating loss	179,236	795,059
	$793,231	$2,130,855

Tax at effective rate	294,765	656,516
Change in estimate due to Canadian resource pool	(239,504)	(140,846)
Change in estimate due to resource properties	(236,348)	(211,821)
Change in estimate due to acquisition of Stallion	0.00	846,317
Allowance for current rate change	50,370	112,291

(Increase) decrease in valuation allowance	130,717	(1,262,457)
Deferred tax asset	$-	$-

Effective income tax rate	37.16%	30.81%

The Company has $4,427,208 (2009: $6,362,891) net operating loss carry forward that will begin to expire on between, 2015 and 2030.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

7.            INCOME TAXES PAYABLE (continued)

The cumulative components of the deferred tax assets as of December 31, 2010 and as of December 31, 2009 are as follows:

	December 31	December 31
	2010	2009

US operating loss carry forward	$2,309,273	$4,518,268
Canadian operating loss carry forward	2,117,935	1,844,623
Resources pools Canada - available for expense Resource assets capitalized	2,363,875 1,394,857	2,249,167 873,189

	$8,185,940	$9,485,247

Effective income tax rate	37.16	30.81%

Deferred tax asset	3,041,895	2,922,467
Valuation allowance	(3,041,895)	(2,922,467)
	$-	$-

8.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2010 and December 31, 2009, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the years ended December 31, 2010 and year ended December 31, 2009:

	December 31, 2010	December 31, 2009
Balance, beginning of period	$21,487	$23,604
Liabilities assumed	5,161	6,138
Revisions	(9,645)	(10,491)
Accretion expense	2,118	2,236
Balance, end of period	$19,121	$21,487

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

9.           SHARE CAPITAL

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

Preferred Stock

The Company did not issue any preferred stock during the year ended December31, 2010 (December 31, 2009 - Nil).

        ii.    Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was nil for year ended December 31,

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

9.             SHARE CAPITAL (continued)

2010 and $157,746 for the year ended December 31, 2009 related to options granted during the year ended December 31, 2009.  The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2009 Granted Expired Exercised Balance outstanding, December 31, 2010	900,000 - - -	$0.12 - - -
	900,000	$0.12

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	December 31, 2010	December 31, 2009
Risk-fee interest rate	-	2.50%
Expected life of the option	-	3 year
Expected volatility	-	199.13% & 476.13%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at December 31, 2010:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.15 $0.12	100,000 800,000	1.27 1.92	100,000 800,000

iii.	Common Stock Share Purchase Warrants

During the year ended December 31, 2010, 496,797 share purchase warrants expired on February 1, 2010.  As at December 31, 2010, there were no share purchase warrants outstanding for the purchase of common shares.

10.	RELATED PARTIES

During the year ended December 31, 2010, the Company paid $285,297 (December 31, 2009 - $207,121) for consulting fees and $42,447 (December 31, 2009 - $27,578) for accounting services to Companies controlled by directors and officers of the Company.  There was $22,849 (December 31, 2009 - $1,527) payable to directors and officers of the Company for the consulting fees and the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On March 8, 2010, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the share as of March 8, 2010 was $0.195.  The total cost of $58,500 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

11.	COMMITMENT AND CONTRACTURAL OBLIGATIONS

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

12.          SEGMENTED INFORMATION

In accordance with Accounting Standards Codification, Segment Reporting, the Company has identified only one operating segment, which is the exploration and production of oil and natural gas.  All of the Company’s oil and gas properties are located in the United States and Canada (refer to note 4), and all revenues are attributable to United States and Canada as follows:

	December 31, 2010	December 31, 2009
Revenue
United States	$728,924	$157,351
Canada	655,421	353,566
Total Revenue	$1,384,345	$510,917

Assets
United States	$1,539,691	$750,840
Canada	543,544	703,699
Total Assets	$2,083,235	$1,454,539

Liabilities
United States	$122,930	$43,780
Canada	24,867	17,116
Total Liabilities	$147,797	$60,896

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

13.        UNAUDITED OIL AND GAS RESERVE QUANTITIES

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2009, 2008 and 2007:

2008
Property acquisition costs	USA	Canada
Proved	57,250
Unproved	(57,250)
Development costs
Exploratory costs	591,664	117,822
Oil and gas expenditures	591,664	117,822

2009
Property acquisition costs	USA	Canada
Proved	27,750
Unproved	17,900
Development costs
Exploratory costs	424,678	79,430
Oil and gas expenditures	470,328	79,430

2010
Property acquisition costs	USA	Canada
Proved	17,900
Unproved	(17,900)
Development costs
Exploratory costs	1,741,655	(180,681)
Oil and gas expenditures	1,741,655	(180,681)

The following unaudited reserve estimates presented as of December 31, 2010 and 2009 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition,  reserve  estimates of new discoveries that have  little  production  history  are  more  imprecise  than  those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

13.          UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, December 31, 2008	206,173	53,355
Revisions of previous estimate	(96,325)	122,095
Discoveries	13,140	27,500
Reserves sold to third party	(78,340)	(60,190)
Production	(1,858)	(11,150)
Estimated quantity, December 31, 2009	42,790	131,610
Revisions of previous estimate	49,180	-
Discoveries	181,000	128,000
Reserves sold to third party	(19,000)	-
Production	(34,880)	(85,680)
Estimated quantity, December 31, 2010	219,090	173,930

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
December 31, 2010	89,690	129,400	219,090
December 31, 2009	23,970	18,820	42,790
Gas (MCF)
December 31, 2010	165,150	8,780	173,930
December 31, 2009	124,350	7,260	131,610

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Stated in U.S. Dollars)

13.          UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

	December 31, 2010	December 31, 2009
Future Cash inflows	$8,489,300	$3,143,360
Future production costs	(1,374,687)	(1,019,970)
Future development costs	(415,750)	(15,250)
Future income tax expense	(427,924)	(178,430)
Future cash flows	6,270,939	1,929,710
10% annual discount for estimated timing of cash flows	(1,509,012)	(767,300)
Standardized measure of discounted future next cash	$4,761,927	$1,162,410

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	December 31, 2010	December 31, 2009
Beginning of year	$1,162,410	$968,550
Sales and transfers of oil and gas produced, net production costs	5,345,940	1,009,942
Net changes in prices and production costs and other	(354,717)	(368,016)
Net changes due to discoveries	(741,812)	(614,428)
Changes in future development costs	(400,500)	265,654
Revisions of previous estimates	-	-
Other	-	-
Net change in income taxes	(249,494)	(99,292)
Accretion discount	-	-
Future cash flows	3,599,417	193,860
End of year	$4,761,827	$1,162,410

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(c)            Financial Statements Excluded From Annual Report to Shareholders.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2011.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:           /s/ Christopher Paton-Gay
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011

/s/ Douglas N. Bolen	March 30, 2011
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	March 30, 2011
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2010 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002
3.2	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report of Form 10-Q for the period ended September 30, 2009.
3.3	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.
3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Form 10-K for the year ended December 31, 2009
10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007
10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009
10.6	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Warwick Management Services	Exhibit 10.1 of Delta’s Form 8-K filed March 9, 2010
10.7	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Last Mountain Management Ltd.	Exhibit 10.2 of Delta’s Form 8-K filed March 9, 2010
10.8	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and CPG Consulting Ltd.	Exhibit 10.3 of Delta’s Form 8-K filed March 9, 2010
10.9	Delta 2010 Incentive Compensation Plan	Exhibit 10.1 of Delta’s Form 8-K filed March 12, 2010

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
10.10	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta's Form 10-K for the year ended December 31, 2009
10.11	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta's Form 10-K for the year ended December 31, 2009
10.12	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of Delta’s Form 8-K dated August 9, 2010.
10.13	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2010
14.1	Code of Ethics and Conduct	Exhibit 10.1 of Delta’s Form 10-KSB filed on April 19, 2004
16.1	Letter from STS Partners LLP	Exhibit 16.1 of Delta’s Form 8-K dated September 24, 2010.
21.1	Subsidiaries of Delta.		X
23.1	Consent of Harper & Associates, Inc.		X
23.2	Consent of Mark E. Andersen		X
23.3	Consent of AJM Petroleum Consultants		X
23.4	Consent of Independent Registered Public Accounting Firm		X
31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Report of Harper & Associates, Inc. independent consulting engineers		X
99.2	Report of Mark E. Andersen independent consulting engineers		X
99.3	Report of AJM Petroleum Consultants independent consulting engineers		X