Form 10-Q
period 2011-03-31
DELTA OIL & GAS INC
filed 2011-05-16
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2011
Common Stock, $0.001 par value	14,157,107

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2011 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 (audited);
F-2	Unaudited Consolidated Statements of Operations for the three ended March 31, 2011 and 2010;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010;
F-4	Unaudited Consolidated Statement of Changes in Stockholders’ Equity from inception on January 9, 2001 to March 31, 2011;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$537,653	$525,128
Restricted cash	150,031	8,370
Accounts receivable	256,875	252,589
Franchise tax prepaid	-	-
Prepaid expenses	8,396	8,568
Advancement for oil and gas exploration costs	-	-

	952,955	794,655

Natural Gas And Oil Properties
Proved property	982,107	1,099,016
Unproved property	215,533	188,767

	1,197,640	1,287,783

Property, Plant and Equipment (net)	659	797

TOTAL ASSETS	$2,151,254	$2,083,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$82,333	$100,403
Project cost advanced received	90,494	5,424
Due to related party	-	22,849

	172,827	128,676
Long Term
Asset retirement obligation	19,695	19,121

TOTAL LIABILITIES	192,522	147,797

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 14,157,107 and 13,857,107 shares issued
and outstanding, respectively	14,157	13,857
Additional paid-in capital	7,256,554	7,173,508

Cumulative Other Comprehensive Income	155,817	154,310

Accumulated Deficit	(5,467,796)	(5,406,237)

TOTAL STOCKHOLDERS' EQUITY	1,958,732	1,935,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,151,254	$2,083,235

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED
	March 31,
	2011	2010
Revenue

Natural gas and oil sales	$410,524	$125,432
Gain on sale of natural gas and oil properties	-	-
Management fee	-	-

	410,524	125,432
Costs And Expenses

Natural gas and oil operating costs	60,888	40,033
General and administrative	245,436	197,868
Accretion	573	644
Depreciation and depletion	164,386	11,295
Impairment of natural gas and oil properties	-	-
Loss on sale of natural gas and oil properties	-	-
Loss on sale of Investment	-	-

	471,283	249,840

Net Operating Loss	(60,759)	(124,408)

Other Income
Interest income	-	141

	-	141

Loss Before Income Taxes	(60,759)	(124,267)

Income taxes	800	750

Net Loss	(61,559)	(125,017)

Less: Net loss attributable to
the noncontrolling interest	-	(188)

Net Loss Attributable to Delta Oil & Gas, Inc.	$(61,559)	$(125,205)

Basic And Diluted Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding
Basic and Diluted	14,093,774	13,633,774

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive Income /(Loss)

Net Income/(Loss)	$(61,559)	$(125,017)

Other Comprehensive Income /(Loss)
Foreign Currency Translation	1,507	13,020

Comprehensive Income/(Loss)	$(60,052)	$(111,997)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
	THREE MONTHS ENDED
	March 31,
	2011	2010
Cash Flows From Operating Activities:

Net loss for the period	$(61,559)	$(125,205)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	574	644
Depreciation and depletion	164,386	11,295
Impairment of natural gas and oil properties	-	-
Loss on sale of natural gas and oil properties	-	-
Loss on sale of investment	-	-
Stock-based compensation expense	41,346	-
Shares issued to President & CEO for servicess rendered	28,000	39,000
Shares issued to CFO for services rendered	14,000	19,500
Shares issued to Investor Relations Services Inc for services rendered	-	-
Net income/(loss) attributable to the noncontrolling interest	-	188

Changes in operating assets and liabilities:
Accounts receivable	(4,286)	14,768
Accounts payable and accrued liabilities	(18,070)	31,604
Project cost advance received	85,070	45,585
Due to related party	(22,849)	50
Franchise tax prepaid	-	-
Prepaid expenses	172	(432)
Advancement for oil and gas exploration costs	-	49,898

Net Cash Generated In Operating Activities	226,784	86,895

Cash Flows From Investing Activities:

Purchase of other equipment	-	-
Sale proceeds of natural gas and oil working interests	-	-
Investment in natural gas and oil working interests	(74,105)	(78,156)

Net Cash Used In Investing Activities	(74,105)	(78,156)

Cash Flows From Financing Activities:

Restricted cash	(141,661)	-
Share issue expenses	-	-
Eliminate cash in sales of investment	-	-

Net Cash Used By Financing Activities	(141,661)	-

Net Increase/(Decrease) In Cash And Cash Equivalents	11,018	8,739

Effect of foreign currency adjustments on cash	1,507	13,020

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	525,128	446,808

Cash And Cash Equivalents at end of Period	$537,653	$468,567

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities

200,000 shares issued to the President & CEO as part of their	$28,000	$39,000
compensation package

100,000 shares issued to the CFO for services rendered	$14,000	$19,500

Supplemental Disclosures
Income taxes paid	$800	$750

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
For the 3 month ended March 31, 2011
(Stated in U.S. Dollars)
(Unaudited)

	COMMON STOCK
	NUMBER			SHARE	SHARE	DEFICIT	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	SUBSCRIPTIONS	SUBSCRIPTIONS	ACCUMULATED	COMPREHENSIVE	NONCONTROLLING
	SHARES VALUE	VALUE	PAID-IN CAPITAL	RECEIVED	RECEIVABLE		INCOME/(LOSS)	INTEREST	TOTAL

Balance, December 31, 2009	13,557,107	13,557	7,115,308	-	-	(5,911,527)	94,418	81,887	1,393,643

Shares issued to President, CEO & CFO as part of their compensation package at $0.195	300,000	300	58,200	-	-	-	-	-	58,500

Eliminate noncontrolling interest	-	-	-	-	-	81,887	-	(81,887)	-

Eliminate deficit on investment	-	-	-	-	-	967,857	-	-	967,857

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	59,892	-	59,892
Net loss for the year	-	-	-	-	-	(544,454)	-	-	(544,454)
Comprehensive loss									(484,562)

Balance, December 31, 2010	13,857,107	13,857	7,173,508	-	-	(5,406,237)	154,310	-	1,935,438

Shares issued to President, CEO & CFO as part of their compensation package at $0.14	300,000	300	41,700	-	-	-	-	-	42,000

Stock-based compensation	-	-	41,346	-	-	-	-	-	41,346

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	-	-	1,507	-	1,507
Net loss for the period	-	-	-	-	-	(61,559)	-	-	(61,559)
Comprehensive loss									(60,052)

Balance, March 31, 2011	14,157,107	$14,157	$7,256,554	$-	$-	$(5,467,796)	$155,817	$-	$1,958,732

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto.  The results of the operations for the three months ended March 31, 2011 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,467,796 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

2.            OPERATIONS (continued)

        b)    Going Concern

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
March 31, 2011
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

e)     Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

f)      Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at March 31, 2011 and 2010, the Company had no overproduced imbalances.

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

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $103,135, the amount that may be subject to credit risk for the three months ended March 31, 2011 is $434,518.

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
March 31, 2011
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

The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  Hence 1,500,000 options were excluded from the earnings per share calculation for the three months ended March 31, 2011, since they were considered to be anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Basic earnings per share computation:
Loss from continuing operations and net loss	$(61,559)	$(125,205)
Basic shares outstanding	14,093,774	13,633,774
Basic earnings (loss) per share	$0.00	$(0.01)

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

n)    Loss Per Share (continued)

Diluted earnings per share computation:
Loss from continuing operations	$(61,559)	$(125,205)
Basic shares outstanding	14,093,774	13,633,774
Incremental shares from assumed conversions:
Stock options	-	-
Warrants	-	-
Diluted shares outstanding	14,093,774	12,633,774
Diluted earnings (loss) per share	$0.00	$(0.01)

The calculation for earnings per share excluded stock options as these were not in the money as at March 31, 2011 and 2010, respectively  have an anti-dilutive effect.

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
March 31, 2011
(Stated in U.S. Dollars)

  3.          SIGNIFICANT ACCOUNTING POLICIES (continued)

p)    Financial Instruments (continued)

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximated to their carrying values.

q)    Comprehensive Loss

Reporting Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for the reporting and display of comprehensive income/loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statement of Operations.

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

4.             NATURAL GAS AND OIL PROPERTIES

a)     Proved Properties

Properties	December 31, 2010	Additions	Depletion for the period	March 31, 2011

USA properties	$1,099,016	$47,339	$(164,248)	$982,107

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)     Proved Properties – Descriptions

Properties in U.S.A.

i.   Oklahoma, USA

2006-3 Drilling Program

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which provided 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.  In September 2007, Wolf#1-7 was abandoned. Its costs amount to $70,495 was moved to the proven cost pool for depletion.  In October 2007, Ruggles #1-15 was also abandoned and the cost of $84,506 was moved to the proven cost pool for depletion.

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

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which provided 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost amounted to $152,101 and was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $200,382 was moved to the proven cost pool.  River #1-28 started producing in June 2008; the cost of $169,159 was moved to the proven cost pool.  Hulsey #2-8 started producing in January 2009; its cost amounted to $139,674 was moved to the proven cost pool for depletion.

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.714286% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  The Company’s buy-in costs for each well is $2,625.  During the three months to September 2009, the Company had paid buy-in, estimated drilling and completion costs for three wells, Saddle #1-28, Saddle #2-28 and Saddle #3-28.  Saddle #1-28 and Saddle #2-28 started producing in November 2009 and Saddle #3-28 in December 2009, the total cost of $96,633 was moved to the proven cost pool for depletion.

             2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four      well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, the Company paid additional drilling costs in the amount of $115,017.  Jackson #1-18 started producing in January 2010, the total cost amounted to $62,956 was moved to the proven cost pool for depletion.  Brewer #1-20 was plugged and abandoned on June 2, 2010.  Its cost amounted to $64,922 was moved to the proven cost pool for depletion.  Miss Gracie #1-18 started producing in March 2010, the total cost amounted to $71,368 was moved to the proven cost pool for depletion.  Waunice # 1-36 started production in June 2010 and was plugged and abandoned on September 23, 2010.  Its cost of $44,939 was moved to the

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties – Descriptions

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
March 31, 2011
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

vii.   California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has a 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, Morrow 1-7 started producing, the cost amounted to $329,804 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

b)      Unproved Properties

Properties	December 31, 2010	Addition	March 31, 2011
USA properties	$188.767	$26,766	$215,533

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2011, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2011	2010	2009	2008 and Prior
Property acquisition costs and transfer to proved property pool	$-		(37,775)	17,900	19,875
Exploration and development	$215,533	26,766	(258,345)	(163,389)	610,501
Capitalized interest	$-			-	-
Total	$215,533	26,766	(296,120)	(145,489)	630,376

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

  4.          NATURAL GAS AND OIL PROPERTIES (continued)

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
March 31, 2011
(Stated in U.S. Dollars)

d)	Foreign Operations Risk

The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

6.             CURRENT LIABILITIES

The Company received $90,494 as of March 31, 2011 from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the second exploration hole.

  7.           ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of March 31, 2011 and December 31, 2010, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the three months ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$19,121	$21,487
Liabilities assumed	-	5,161
Revisions	-	(9,645)
Accretion expense	574	2,118
Balance, end of period	$19,695	$19,121

8.            SHARE CAPITAL

i.     Common Stock

On March 8, 2010, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of March 8, 2010 was $0.195.

On January 19, 2011, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of January 19, 2011 was $0.14.

Preferred Stock

The Company did not issue any preferred stock during the three months ended March 31, 2011 (December 31, 2010 - Nil).

ii.   Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $41,346 three months ended March 31, 2011 and nil for the year ended December 31, 2010.  The changes in stock options are as follows:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

8.             SHARE CAPITAL (continued)

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE
Balance outstanding, December 31, 2010	900,000	$0.120
Granted	600,000	$0.135
Expired	-	-
Exercised	-	-
Balance outstanding, March 31, 2011	1,500,000	$0.128

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	March 31, 2011	December 31, 2010
Risk-fee interest rate	1.95%	-
Expected life of the option	5 year	-
Expected volatility	214%	-
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at March 31, 2011:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.150	100,000	1.02	100,000
$0.120	800,000	1.67	800,000
$0.135	600,000	4.81	300,000

9.            RELATED PARTIES

During the period ended March 31, 2011, the Company paid $91,269 (March 31, 2010 - $64,848) for consulting fees and $11,028 (March 31, 2010 - $10,448) for accounting services to Companies controlled by directors and officers of the Company.  There was $748 (March 31, 2011 - $1,577) payable to directors and officers of the Company for reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On January 19, 2011, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the share as of January 19, 2011 was $0.14.  The total cost of $42,000 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Stated in U.S. Dollars)

On January 19, 2011, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.135 for 5 years.  The price of the share as of January 19, 2011 was $0.14.  The total cost of $41,346 was recorded in the compensation expense for options granted and was included in the general and administration expense.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under “Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

As used in this Quarterly Report, the terms the “Company,” “we,” “us,” “our,” “Delta” and “Delta Oil” mean Delta Oil & Gas, Inc. and our subsidiaries unless otherwise indicated.

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

Historically, Delta has taken small working interest positions in multiple and diverse projects.  Under our new Core / Non-core strategy, Delta will generally focus on larger working interest relationships in substantive project areas and move to strategically explore and develop those projects.  The sale of our Wordsworth interests in Saskatchewan, Canada are a case in point. We believe that this core strategy will enable us to develop Delta Oil and Gas to the next level in its growth towards becoming a significant oil and natural gas producing entity.

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

Our producing interests in South Central, Oklahoma contribute strong cash flow to Delta, but because our working interests fall below management’s threshold for participating working interest percentages and with little or no opportunity to increase these percentages, this portfolio of lands has been designated as non-core.

CORE PROPERTIES

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As March 31, 2011, the costs of the leases were $74,018.

                Following our disposition of a 60% interest in the Leases to Hillcrest, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We anticipate the dry hole costs to be approximately $442,000.  Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 25%, according to the following table:

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

                The Company paid its proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the well went into production during the quarter ended September 30, 2010.  The following represents the revenue from the drilling program:

Well Name	Three months ended March 31, 2011	Three months ended March 31, 2010
Donner #1	$101,945	$nil

Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company is obligated to pay 25% of the costs in order to earn a 20% working interest in the initial well, named internally  as California #1-1.  As at September 30, 2010, the Company had expended $222,125 in drilling and completion costs for California #1-1.  The Company is pleased to report that this well has been fully logged and tested and a 9,000 foot wholly owned pipeline installed.  The well started production during November 2010, and the costs have been transferred to the proved costs pool for depletion.  Revenue produced for this well for the three months ended March 31, 2011 was $185,792 (2010: $nil).

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

NON-CORE PROPERTIES

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we are responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, we paid additional drilling costs in the amount of $78,090.  The first well (the “Jackson #1-18”) started production during the quarter ending March 31, 2010, the second well (the “Miss Gracie #1-18”) started production during the quarter ending June 30, 2010 and the third well (“Joe Murray Farms”) started production during the quarter ended September 30, 2010.  The following represents the revenues from this drilling program:

Well Name	Three months ended, March 31, 2011	Three months ended, March 31, 2010
Jackson #1-18	$661	$7,962
Miss Gracie #1-18	$51,055	$nil
Joe Murray Farms	$36,818	$nil

The increase in revenues Miss Gracie and Joe Murray Farms was due to wells not being in production for both periods during the corresponding prior year.  The decrease in revenue for Jackson was due to the depletion in hydrocarbon reserves.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.   Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the three months ended March 31, 2011 reflects fifty percent (50%) of the total revenues  generated from production and the remaining fifty percent (50%)  is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended March 31, 2011 was $6,588 (March 31, 2010: $11,591).  The decrease in revenue is due to the decline in reserves.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended March 31, 2011 was $6,782 (March 31, 2010: $13,507), the decrease in revenue was caused by a decrease in production due to declining reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended March 31, 2011 was $11,889 (March 31, 2010: $20,092).  The decrease in revenue for the three months was caused by the decline in reserves, which was partially offset by an increase in commodity prices.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $6,998 for the three months ended March 31, 2011 (March 31, 2010: $Nil).  The increase is due to an resumption  in production from this well.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Three wells drilled (the “Wolf #1-7”, the “Loretta #1-22” and the “Ruggles #1-15”) were deemed by the operator to not be commercially viable and as such, were plugged and abandoned in September 2007.  The proportionate costs associated with these abandoned wells amounted to $244,989, which were moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended March 31, 2011was $1,994 (March 31, 2010: $900).  The increase in revenue for the three months was caused by an increase in commodity prices.

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

Willows Gas Field

On February 15, 2007, Stallion, our majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest. Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices, but ceased production during the three months ended March 31, 2011 due to the limited economic viability of the Wilson Creek #1-27 well.  The revenue for the three months March 31, 2011, was $nil (March 31, 2010: $5,363), the decrease was caused by the Company’s decision to cease production from this well.

For the Three Months Ended March 31, 2011 and 2010

Revenues

We generated total revenue of $410,524 for the three months ended March 31, 2011, an increase of 227% from revenues of $125,432 for the three months ended March 31, 2010.  The increase in revenues from natural gas and oil sales was due to an in increase in revenue from a number of new producing wells when compared to the corresponding period last year, particularly in our California, Texas and Oklahoma areas of interest.  This was partially offset by a reduction in revenue from the Company’s non-core properties.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $471,283 for the three months ended March 31, 2011, a 89% increase from costs and expenses of $249,840 for three months ended March 31, 2010.  The significant increase in costs was primarily attributable depletion and depreciation charges, and stock based compensation.

 Other changes in our costs and expenses for the three months ended March 31, 2011, when compared the three months ended March 31, 2010, are described below:

•
Natural gas and oil operating costs for the three months ended March 31, 2011 increased to $60,888 from $40,033 for the three months ended March 31, 2010, an increase of 52%.  The increase in operating expenses was caused by the increase in production and an increase in the number of producing wells when compared to the same period in the prior year.

•
General and administrative costs for the three months ended March 31, 2011 increased to $245,436 from $197,868 for the three months ended March 31, 2010, an increase of 24%.  The increase was caused by an increase in stock based compensation of $83,346, which was partially offset by a decrease in realized foreign exchange losses as compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the three months ended March 31, 2011 increased to $164,386 from $11,295.  The increase was caused by an increase in production as a proportion of the Company’s reserves, from our natural gas and oil wells, in particular, our wells located in California, Texas and Oklahoma.

Net Operating Loss

The net operating loss for the three months ended March 31, 2011 was $60,759, compared to a net operating loss of $124,408 for the three months ended March 31, 2010 due to the factors described above.

Other Income and Expense

We reported other net income of $nil for the three months ended March 31, 2011, as compared to other net income of $141 in the three months ended March 31, 2010.  Other income was attributable to interest received on bank deposits.

Net Loss Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the three months ended March 31, 2011 was $61,559, compared to a net loss of $125,205 for the three months ended March 31, 2010.

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

	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009	Sep 31, 2009	Jun 30, 2009
	$	$	$	$	$	$	$	$
Revenue	410,524	358,700	693,894	206,319	125,432	135,054	101,491	206,521
Operating Costs	(471,283)	(1,280,437)	(194,407)	(201,940)	(249,840)	(1,338,180)	(187,057)	(1,064,153)
Non-cash items *	247,732	985,464	-	-	-	1,124,869	-	750,305
Net Income/(loss)	186,973	64,327	499,395	1,695	(124,408)	(78,257)	(83,210)	(100,439)

*  Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $952,955 and total current liabilities in the amount of $172,827.  As a result, we had working capital of $780,128 as of March 31, 2011.

The revenue we generated from natural gas and oil sales for the three months ended March 31, 2011 did not exceed our operating expenses over the same period.  As such, we anticipate that we may require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2011.

During the three months March 31, 2011, we received $141,661 restricted cash from financing activities, as compared to $nil for the three months ended March 31, 2010.  The funds received for restricted cash is due for drilling activities for the second exploration well in the Company’s Texas Prospect.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  Our management also anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  Additional capital will be required to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  It is uncertain whether we will be able to obtain financing when sought or obtain it on terms acceptable to us.  We can provide no assurance that we will be able to secure any financing.  If we are unable to obtain additional financing when sought, the full implementation of our ability to expand our operations will be impaired and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities generated $226,784 in cash for the three months March 31, 2011, compared to $86,895 cash generated in operating activities for the three months March 31, 2011.  Our positive cash flow for the three months March 31, 2011 was caused by an increase in revenues earned during such period and the overall reduction in cash expenses for the period.

Cash Used in / Provided by Investing Activities

Cash flows used in investing activities for the three months March 31, 2011was $74,105, compared to $78,156 cash used in investing activities for the three months March 31, 2010.  All cash used in investment activities during the three months March 31, 2011 and 2010 related to investments in natural gas and oil working interests.

Cash from Financing Activities

Cash flows used by financing activities the three months March 31, 2011 were $141,661, as compared to of $nil, for the three months March 31, 2010.  Cash flows used by financing activities relating to restricted cash held for drilling activities for the second exploration well in the Company’s Texas Prospect

Off-Balance Sheet Arrangements

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,467,796 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At March 31, 2011 and 2010, we had no overproduced imbalances.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 30, 2011, we recognized $36,818 in revenue from the  Joe Murray Farms well and $36,818 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 1A.   Risk Factors.

(Not Applicable).

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During to the reporting period, we issued to consultants in exchange for services rendered options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.135 exercisable for a period of 5 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Delta Oil & Gas, Inc.

Date:	May 13, 2011

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	May 13, 2011
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002