Form 10-Q
period 2011-06-30
DELTA OIL & GAS INC
filed 2011-08-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to ___________

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
Non-accelerated filer      ☐                                                                                           Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2011
Common Stock, $0.001 par value	14,157,107

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2011 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010;

F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$497,535	$525,128
Restricted cash	119,800	8,370
Accounts receivable	252,829	252,589
Prepaid expenses	27,382	8,568
Advancement for oil and gas exploration costs	-	-

	897,546	794,655

Natural Gas And Oil Properties
Proved property	864,656	1,099,016
Unproved property	431,757	188,767

	1,296,413	1,287,783

Property, Plant and Equipment (net)	520	797

TOTAL ASSETS	$2,194,479	$2,083,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,391	$100,403
Project cost advanced received	83,903	5,424
Due to related party	23,328	22,849

	130,622	128,676
Long Term
Asset retirement obligation	19,213	19,121

TOTAL LIABILITIES	149,835	147,797

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 14,157,107 and 13,857,107 shares issued
and outstanding, respectively	14,157	13,857
Additional paid-in capital	7,256,554	7,173,508

Accumulative Other Comprehensive Income	160,258	154,310

Accumulated Deficit	(5,386,325)	(5,406,237)

TOTAL STOCKHOLDERS' EQUITY	2,044,644	1,935,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,194,479	$2,083,235

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2011	2010	2011	2010
Revenue

Natural gas and oil sales	$405,068	$206,319	$815,592	$331,751

	405,068	206,319	815,592	331,751
Costs And Expenses

Natural gas and oil operating costs	54,009	41,529	114,897	81,562
General and administrative	148,241	131,426	393,677	329,294
Accretion	574	645	1,147	1,289
Depreciation and depletion	120,777	28,340	285,163	39,635

	323,601	201,940	794,884	451,780

Net Operating Income/(Loss)	81,467	4,379	20,708	(120,029)

Other Income
Interest income	4	51	4	192

	4	51	4	192

Income/(Loss) Before Income Taxes	81,471	4,430	20,712	(119,837)

Income taxes	-	2,427	800	3,177

Net Income/(Loss)	81,471	2,003	19,912	(123,014)

Less: Net income/(loss) attributable to
the noncontrolling interest	-	(308)	-	(496)

Net Income/(Loss) Attributable to Delta Oil & Gas, Inc.	$81,471	$1,695	$19,912	$(123,510)

Basic And Diluted Income/(Loss) Per Common Share
Basic	$0.01	$-	$-	$(0.01)
Diluted	$0.01	$-	$-	$(0.01)

Weighted Average Number Of Common Shares Outstanding
Basic	14,157,107	13,857,107	14,125,616	13,746,058
Diluted	14,408,350	13,857,107	14,380,631	13,746,058

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive Income/(Loss)

Net Income/(Loss)	$81,471	$2,003	$19,912	$(123,014)

Other Comprehensive Income/(Loss)
Foreign Currency Translation	4,441	(6,738)	5,948	6,282

Comprehensive Income/(Loss)	$85,912	$(4,735)	$25,860	$(116,732)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
	SIX MONTHS ENDED
	June 30,
	2011	2010
Cash Flows From Operating Activities:

Net income/(loss) for the period	$19,912	$(123,510)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,148	1,289
Depreciation and depletion	285,163	39,635
Loss on sale of natural gas and oil properties	8,128	-
Stock-based compensation expense	41,346	-
Shares issued to President & CEO for servicess rendered	28,000	39,000
Shares issued to CFO for services rendered	14,000	19,500
Net income attributable to the noncontrolling interest	-	496

Changes in operating assets and liabilities:
Accounts receivable	(240)	(16,952)
Accounts payable and accrued liabilities	(77,012)	(3,139)
Project cost advance received	78,479	130,071
Due to related party	479	(1,527)
Franchise tax prepaid	-	1,004
Prepaid expenses	(18,814)	(7,731)
Advancement for oil and gas exploration costs	-	49,898

Net Cash Generated In Operating Activities	380,589	128,034

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	7,603	-
Investment in natural gas and oil working interests	(310,303)	(331,001)

Net Cash Used In Investing Activities	(302,700)	(331,001)

Cash Flows From Financing Activities:

Restricted cash	(111,430)	(216,294)

Net Cash Used By Financing Activities	(111,430)	(216,294)

Net Decrease In Cash And Cash Equivalents	(33,541)	(419,261)

Effect of foreign currency adjustments on cash	5,948	6,282

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	525,128	446,808

Cash And Cash Equivalents at end of Period	$497,535	$33,829

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities

200,000 shares issued to the President & CEO as part of their	$28,000	$39,000
compensation package

100,000 shares issued to the CFO for services rendered	$14,000	$19,500

Supplemental Disclosures
Income taxes paid	$800	$3,177

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2011 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,386,325 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
June 30, 2011
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

f)    Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at June 30, 2011 and 2010, the Company had no overproduced imbalances.

g)    Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances.  The carrying amounts approximate fair market value due to the liquidity of these deposits.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

h)    Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the first well that is being drilled at this location.

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $103,680, the amount that may be subject to credit risk for the six months ended June 30, 2011 is $393,855.

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
June 30, 2011
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

n)    Income/Loss Per Share

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

The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  The table below presents the computation of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

Basic earnings per share computation:	June 30, 2011	June 30, 2010
Income (Loss) from continuing operations and Net Income (Loss)	$19,912	$(123,510)
Basic shares outstanding	14,125,616	13,746,058
Basic earnings (loss) per share	$0.00	$(0.01)

Diluted earnings per share computation:
Income (Loss) from continuing operations	$19,912	$(123,510)
Basic shares outstanding	14,125,616	13,746,058
Incremental shares from assumed conversions:
Stock options	255,015	-
Diluted shares outstanding	14,380,361	13,746,058
Diluted earnings (loss) per share	$0.00	$(0.01)

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximate to their carrying values.

q)    Comprehensive Loss

Reporting Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statement of Operations.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

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

4.           NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2010	Additions	Disposals	Depletion for the period	June 30, 2011
USA properties	$1,099,016	$67,313	$(16,787)	$(284,886)	$864,656

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

The working interest of Plaster #1-1 was sold on April 2011, the net proceeds was $7,603.

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)     Proved Properties – Descriptions

Properties in U.S.A.

2007-1 Drilling Program (continued)

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

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four      well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, the Company paid additional drilling costs in the amount of $115,017.  Jackson #1-18 started producing in January 2010, the total cost amounted to $62,956 was moved to the proven cost pool for depletion.  Brewer #1-20 was plugged and abandoned on June 2, 2010.  Its cost amounted to $64,922 was moved to the proven cost pool for depletion.  Miss Gracie #1-18 started producing in March 2010, the total cost amounted to $71,368 was moved to the proven cost pool for depletion.  Waunice # 1-36 started production in June 2010 and was plugged and abandoned on September 23, 2010.  Its cost amounted to $44,939 was moved to the proven cost pool for depletion.

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010, the total cost amounted to $44,571 was moved to the proven cost pool for depletion.

i.    Palmetto Point Prospect, Mississippi, USA

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

a)     Proved Properties – Descriptions (continued)

Properties in U.S.A (continued)

i.  Palmetto Point Prospect, Mississippi, USA (continued)

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

ii.    Mississippi II, Mississippi, USA

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

iii.    Mississippi III, Mississippi, USA

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

iv.   Willows Gas Field, California, U.S.A

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

v.    Texas Prospect, Texas, USA

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

vi.  California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, Morrow 1-7 started producing, the cost amounted to $329,804 was moved to the proven cost pool for depletion.

b)    Unproved Properties

Properties	December 31, 2010	Addition	June 30, 2011
USA properties	$188,767	$242,990	$431,757

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at June 30, 2011, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2011	2010	2009	2008 and Prior
Property acquisition costs and transfer to proved property pool	$-		(37,775)	17,900	19,875
Exploration and development	$431,758	431,757	(258,345)	(163,389)	610,501
Capitalized interest	$-			-	-
Total	$431,758	431,757	(296,120)	(145,489)	630,376

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The first exploration well, Donner #1, started producing in August 2010, the cost amounted to $304,479 was moved to the proven cost pool for depletion.  During the quarter ended June 30, 2011, Donner #2 incurred costs of $191,653.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

6.             CURRENT LIABILITIES

The Company received $83,903 as of June 30, 2011 from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first exploration hole.

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2011 and December 31, 2010, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

7.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the six months ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$19,121	$21,487
Liabilities assumed	-	5,160
Revisions	(1,055)	(9,645)
Accretion expense	1,147	2,118
Balance, end of period	$19,213	$19,121

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

Preferred Stock

The Company did not issue any preferred stock during the six months ended June 30, 2011 (December 31, 2010 - Nil).

ii.   Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $41,346 six months ended June 30, 2011 and nil for the year ended December 31, 2010.  The changes in stock options are as follows:

	NUMBER	WEIGHTED AVERAGE EXERCISE PRICE

Balance outstanding, December 31, 2010	900,000	$0.120
Granted	600,000	0.135
Expired	-	-
Exercised	-	-
Balance outstanding, June 30, 2011	1,500,000	$0.128

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	June 30, 2011	December 31, 2010
Risk-fee interest rate	1.95%	-
Expected life of the option	5 year	-
Expected volatility	214%	-
Expected dividend yield	-	-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)
8.            SHARE CAPITAL (continued)

ii.   Stock Options (continued)

The following table summarized information about the stock options outstanding as at June 30, 2011:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.150	100,000	0.77	100,000
$0.120	800,000	1.42	800,000
$0.135	600,000	4.56	300,000

9.            RELATED PARTIES

During the period ended June 30, 2011, the Company paid $184,275 (June 30, 2010 - $131,934) for consulting fees and $22,267 (June 30, 2010 - $21,256) for accounting services to Companies controlled by directors and officers of the Company.  There was $23,328 (June 30, 2011 - $nil) payable to directors and officers of the Company for reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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

  10.        COMMITMENT AND CONTRACTUAL OBLIGATIONS

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

11.          CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Stated in U.S. Dollars)

11.          CONTINGENCIES (Continued)

by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2011, we recognized $73,148 in revenue from the Joe Murray Farms well and $73,148 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

We are engaged in the acquisition, development and production of oil and natural gas properties in North America.  We seek to acquire and develop properties with undeveloped reserves that are economically attractive to us.  We will employ expertise in geological and geophysical areas to mitigate, as far as possible, the inherent risk of oil and gas exploration.  We seek to create value and reduce risks through the acquisition and development of property interests in areas that have:

•	Significant undeveloped reserves;

•	Close proximity to developed markets for oil and natural gas;

•	Existing infrastructure or the ability to install our own infrastructure of oil and natural gas pipelines and production platforms;

During the first and second quarters of 2010, management engaged in a detailed strategic review of all of our development lands, exploratory lands and working interest partners held at that time.  The outcome of these reviews lead to an internal declaration of core and non-core properties. Those properties within the ‘Core’ were to receive priority focus for development and expansion and those in the ‘non-core’ grouping were to be considered as low priority for development and considered for divestment should offers fall within range of their true values.

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

Our current focus is on the exploration of our Core land portfolio comprised of working interests in acreage in King City, California; Northern California and Eastern Texas.  As a result of our acquisition in March 2009 of a controlling interest in The Stallion Group, a Nevada corporation, we acquired property interests which include acreage in the North Sacramento Valley, California.

Our producing interests in South Central, Oklahoma contribute strong cash flow to Delta, but because our working interests fall below management’s threshold for participating working interest percentages and with little or no opportunity to increase these percentages, this portfolio of lands has been designated as non-core.

CORE PROPERTIES

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As June 30, 2011, the costs of the leases were $74,018.

Following our disposition of a 60% interest in the Leases to Hillcrest, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We anticipate the dry hole costs to be approximately $442,000, of which we have incurred $304,478 to date.  Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 25%, according to the following table:

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

The Company paid its proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the well went into production during the quarter ended September 30, 2010.  The following represents the revenue from the drilling program:

Well Name	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Donner #1	$129,561	$nil	$231,506	$ nil

The Company has completed the process of licensing and permitting an additional well on these lands (Donner #2).  Subsequent to the reporting period, the Company completed the drilling of this additional well, which is anticipated to be placed into production during the month of August 2011.

Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company is obligated to pay 25% of the costs in order to earn a 20% working interest in the initial well, named internally as California #1-1.  As at September 30, 2010, the Company had expended $222,125 in drilling and completion costs for California #1-1.  In November 2010, this well was fully logged and tested and a 9,000 foot wholly owned pipeline installed.  The well started production during November 2010, and the costs have been transferred to the proved costs pool for depletion.  The following represents the revenue from the drilling program:

Well Name	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Lonestar	$126,578	$nil	$312,370	$ nil

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  We were encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets.  Delta and its Partners are now working on setting the location for our first exploratory well.  We have agreed that we will permit a 2-3 well drilling program around the exploratory well and that we will commence drilling our first exploration well as soon as well licenses and drilling permits have been issued.

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

Well Name	Three months ended, June 30, 2011	Three months ended, June 30, 2010	Six months ended, June 30, 2011	Six months ended, June 30, 2010
Jackson #1-18	$1,758	$12,958	$2,419	$20.920
Miss Gracie #1-18	$66,082	$78,439	$117,137	$78,439
Joe Murray Farms	$36,330	$nil	$73,148	$nil

The increase in revenues from Miss Gracie and Joe Murray Farms was due to wells not being in production for both periods during the corresponding prior year and for the same length of time.  The decrease in revenue for Jackson was due to the depletion in hydrocarbon reserves.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.   Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the six months ended June 30, 2011 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%)  is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended June 30, 2011 was $8,511 (June 30, 2010: $7,482).  The small increase was caused by an increase in commodity prices.   Total revenue received from all three wells for the six months ended June 30, 2011 was $15,099 (June 30, 2010: $19,073).  The decrease in revenue for the six months ended June 30, 2011, as compared to the six month ended June 30, 2010, is due to the decline in reserves which was partially offset by higher commodity prices.

2007-1 Drilling Program - 3 Wells

On September 10, 2007, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2007-1 Drilling Program”).  We purchased a 20% working interest in the 2007-1 Drilling Program for $77,100. Drilling of the first and second wells (the “Pollock #1-35” and the “Hulsey #1”) was completed in the N.E. Anitoch Prospect and the Washington Creek Prospect respectively.  The Pollock #1-35 did not prove to be commercially viable.

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended June 30, 2011 was $8,860 (June 30, 2010: $11,475), and for the six months ended June 30, 2011, was $15,642 (June 30, 2010: $24,982); the decrease in revenue was caused by a decrease in production due to declining reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended June 30, 2011 was $24,754 (June 30, 2010: $19,972) and for the six months ended June 30, 2011 was $36,643 (June 30, 2010: $40,064).  The increase in revenue for the three months ending June 30, 2011, as compared to the three month ended June 30, 2010 was caused by an increase in production and an increase in commodity prices.  However, the decrease in revenue for the six months ending June 30, 2011, as compared to the six months ended June 30, 2010, was due to an overall reduction in production which was partially offset by an increase in commodity prices.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $3,096 for the three months ended June 30, 2011 (June 30, 2010: $6,403) and for the six months ended June 30, 2011 was $10,094 (June 30, 2010: $6,403).  The decrease for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was caused by a decrease in production due to declining reserves.  The increase for the six months ending June 30, 2011, as compared to the six month ended June 30, 2010 is caused by an increase in commodity prices which is offset by a decrease in the decline in reserves from this well.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended June 30, 2011was $nil (June 30, 2010: $3,118) and for the six months ended June 30, 2011 was $1,534 (June 30, 2010: $4,018).  The Plaster #1well was sold in the second quarter of 2011 for net proceeds of $7,603, resulting in a loss on the sale of $8,128.

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

Willows Gas Field

On February 15, 2007, Stallion, our majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest. Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices, but ceased production during the six months ended June 30, 2011 due to the limited economic viability of the Wilson Creek #1-27 well.  The revenue for the Wilson Creek #1-27 well for the three and six months ended June 30, 2011 was $nil.   The Wilson Creek #1-27 well generated revenue of $4,233 for the three months ended June 30, 2010 and $9,596 for the six months ended June 30, 2010.  The decrease was caused by the Company’s decision to cease production from this well attributable to a reduction in reserves.

For the Three Months Ended June 30, 2011 and 2010

Revenues

We generated total revenue of $405,068 for the three months ended June 30, 2011, an increase of 96% from revenues of $206,319 for the three months ended June 30, 2010.  The increase in revenues from natural gas and oil sales was due to an in increase in revenue from a number of new producing wells when compared to the corresponding period last year, particularly in our California, Texas and Oklahoma areas of interest.  This was partially offset by a reduction in revenue from the Company’s non-core properties.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $323,601 for the three months ended June 30, 2011, a 60% increase from costs and expenses of $201,940 for three months ended June 30, 2010.  The significant increase in costs was primarily attributable depletion and depreciation charges, and stock based compensation.

 Other changes in our costs and expenses for the three months ended June 30, 2011, when compared the three months ended June 30, 2010, are described below:

•
Natural gas and oil operating costs for the three months ended June 30, 2011 increased to $54,009 from $41,529 for the three months ended June 30, 2010, an increase of 30%.  The increase in natural gas and oil operating costs was caused by the increase in production and an increase in the number of producing wells when compared to the same period in the prior year.

•
General and administrative costs for the three months ended June 30, 2011 increased to $148,241 from $131,426 for the three months ended June 30, 2010, an increase of 13%.  The increase was caused by an increase in stock based compensation of $41,346, which was partially offset by a decrease in realized foreign exchange losses as compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the three months ended June 30, 2011 increased to $120,777 from $28,340.  The increase was caused by an increase in production as a proportion of the Company’s reserves, from our natural gas and oil wells, in particular, our wells located in California, Texas and Oklahoma.

Net Operating Income

The net operating income for the three months ended June 30, 2011 was $81,467, compared to a net operating income of $4,379 for the three months ended June 30, 2010 due to the factors described above.

Other Income and Expense

We reported other net income of $4 for the three months ended June 30, 2011, as compared to other net income of $51 in the three months ended June 30, 2010.  Other income was attributable to interest received on bank deposits.

Net Income Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the three months ended June 30, 2011 was $81,471, compared to a net income of $1,695 for the three months ended June 30, 2010.

For the Six Months Ended June 30, 2011 and 2010

Revenues

We generated total revenue of $815,592 for the six months ended June 30, 2011, an increase of 146% from revenues of $331,751 for the six months ended June 30, 2010.  The increase in revenues from natural gas and oil sales was due to an in increase in revenue from a number of new producing wells when compared to the corresponding period last year, particularly in our California, Texas and Oklahoma areas of interest.  This was partially offset by a reduction in revenue from the Company’s non-core properties.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $794,884 for the six months ended June 30, 2011, a 76% increase from costs and expenses of $451,780 for six months ended June 30, 2010.  The significant increase in costs was primarily attributable depletion and depreciation charges, and natural gas and oil operating costs.

 Other changes in our costs and expenses for the six months ended June 30, 2011, when compared the six months ended June 30, 2010, are described below:

•
Natural gas and oil operating costs for the six months ended June 30, 2011 increased to $114,897 from $81,562 for the six months ended June 30, 2010, an increase of 41%.  The increase in natural gas and oil operating costs was caused by the increase in production and an increase in the number of producing wells when compared to the same period in the prior year.

•
General and administrative costs for the six months ended June 30, 2011 increased to $393,676 from $329,294 for the six months ended June 30, 2010, an increase of 19%.  The increase was caused by an increase in stock based compensation of $83,346 and loss of $8,128 on sale of natural oil and gas relating to the disposition of the Plaster #1 well, which was partially offset by a decrease in realized foreign exchange losses as compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the six months ended June 30, 2011 increased to $285,163 from $39,635.  The increase was caused by an increase in production as a proportion of the Company’s reserves, from our natural gas and oil wells, in particular, our wells located in California, Texas and Oklahoma.

Net Operating Income/(Loss)

The net operating income for the six months ended June 30, 2011 was $20,708, compared to a net operating loss of $120,029 for the six months ended June 30, 2010 due to the factors described above.

Other Income and Expense

We reported other net income of $4 for the six months ended June 30, 2011, as compared to other net income of $51 in the six months ended June 30, 2010.  Other income was attributable to interest received on bank deposits.

Net Income/(Loss) Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the six months ended June 30, 2011 was $19,912, compared to a net loss of $123,510 for the six months ended June 30, 2010.

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

	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009	Sep 30, 2009
	$	$	$	$	$	$	$	$
Revenue	405,068	410,524	358,700	693,894	206,319	125,432	135,054	101,491
Operating Costs	(323,601)	(471,283)	(1,280,437)	(194,407)	(201,940)	(249,840)	(1,338,180)	(187,057)
Non-cash items *	129,479	247,732	985,464	-	-	-	1,124,869	-
Net Income/(loss)	210,946	186,973	64,327	499,395	1,695	(124,408)	(78,257)	(83,210)

*  Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $897,546 and total current liabilities in the amount of $130,622.  As a result, we had working capital of $766,924 as of June 30, 2011.

The revenue we generated from natural gas and oil sales for the six months ended June 30, 2011 marginally exceeded our operating expenses over the same period.  As such, we anticipate that we may require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the year ended December 31, 2011.

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

Cash Generated/(Used) in Operating Activities

Operating activities generated $380,589 in cash for the six months June 30, 2011, compared to $128,034 cash generated in operating activities for the six months June 30, 2011.  Our positive cash flow for the six months June 30, 2011 was caused by an increase in revenues earned during such period and the overall reduction in cash expenses for the period.

Cash Flows From Investing Activities

Cash flows used in investing activities for the six months to June 30, 2011 was $302,700, compared to $331,001 cash used in investing activities for the six months to June 30, 2010.  During the six months ended June 30, 2011, we invested $310,303 in natural gas and oil working interests, but received $7,603 in proceeds from the sale of natural gas and oil working interests.  All cash used in investment activities during the six months to June 30, 2010 related to investments in natural gas and oil working interests.

Cash from Financing Activities

Cash flows used by financing activities the six months to June 30, 2011 were $111,430, as compared to of $216,294, for the six months June 30, 2010.  Cash flows used by financing activities relating to restricted cash held for drilling activities for the second exploration well in the Company’s Texas Prospect

Off-Balance Sheet Arrangements

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

Going Concern

We have incurred a net loss of $5,386,325 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At June 30, 2011 and 2010, we had no overproduced imbalances.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

             (Not Applicable).

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

During the three months ended June 30, 2011, there have been no material developments in the legal proceedings discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Item 1A.   Risk Factors.

(Not Applicable).

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During to the reporting period, we issued to three consultants in exchange for services rendered options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.135 exercisable for a period of 5 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.  We did not engage in any general solicitation or advertising.

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

Delta Oil & Gas, Inc.

Date:	August 13, 2011

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	August 13, 2011
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

1.01 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.