Form 10-Q
period 2011-09-30
DELTA OIL & GAS INC
filed 2011-11-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
Non-accelerated filer   ☐                                                                                           Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2011
Common Stock, $0.001 par value	14,157,107

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2011 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010;

F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$483,320	$525,128
Restricted cash	17,177	8,370
Accounts receivable	179,393	252,589
Prepaid expenses	7,155	8,568

	687,045	794,655

Natural Gas And Oil Properties
Proved property	1,196,710	1,099,016
Unproved property	449,342	188,767

	1,646,052	1,287,783

Property, Plant and Equipment (net)	383	797

TOTAL ASSETS	$2,333,480	$2,083,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$290,842	$100,403
Project cost advanced received	22,556	5,424
Due to related party	-	22,849

	313,398	128,676
Long Term
Asset retirement obligation	19,787	19,121

TOTAL LIABILITIES	333,185	147,797

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, 25,000,000 shares authorized of $0.001
par value of which none have been issued
Common stock, 100,000,000 shares authorized of $0.001
par value, 14,157,107 and 13,857,107 shares issued
and outstanding, respectively	14,157	13,857
Additional paid-in capital	7,256,554	7,173,508

Accumulative Other Comprehensive Income	115,118	154,310

Accumulated Deficit	(5,385,534)	(5,406,237)

TOTAL STOCKHOLDERS' EQUITY	2,000,295	1,935,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,333,480	$2,083,235

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2011	2010	2011	2010
Revenue

Natural gas and oil sales	$219,471	$175,020	$1,035,063	$506,771
Gain on sale of natural gas and oil properties	-	518,874	-	518,874

	219,471	693,894	1,035,063	1,025,645
Costs And Expenses

Natural gas and oil operating costs	38,432	33,391	153,329	114,953
General and administrative	75,843	123,715	469,520	453,009
Accretion	574	645	1,721	1,934
Depreciation and depletion	103,006	36,656	388,169	76,291

	217,855	194,407	1,012,739	646,187

Net Operating Income/(Loss)	1,616	499,487	22,324	379,458

Other Income
Interest income	-	-	4	192

	-	-	4	192

Income/(Loss) Before Income Taxes	1,616	499,487	22,328	379,650

Income taxes	825	-	1,625	3,177

Net Income/(Loss)	791	499,487	20,703	376,473

Less: Net income/(loss) attributable to
the noncontrolling interest	-	92	-	404

Net Income/(Loss) Attributable to Delta Oil & Gas, Inc.	$791	$499,395	$20,703	$376,069

Basic And Diluted Income/(Loss) Per Common Share
Basic	$0.00	$0.04	$0.00	$0.03
Diluted	$0.00	$0.04	$0.00	$0.03

Weighted Average Number Of Common Shares Outstanding
Basic	14,157,107	13,857,107	14,136,228	13,783,481
Diluted	14,237,477	13,857,107	14,338,545	13,783,481

Consolidated Statement of Comprehensive Income/(Loss)

Comprehensive Income/(Loss)

Net Income/(Loss)	$791	$499,487	$20,703	$376,473

Other Comprehensive Income/(Loss)
Foreign Currency Translation	(45,140)	32,517	(39,192)	38,799

Comprehensive Income/(Loss)	$(44,349)	$532,004	$(18,489)	$415,272

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)
	NINE MONTHS ENDED
	September 30,
	2011	2010
Cash Flows From Operating Activities:

Net income/(loss) for the period	$20,703	$376,069

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,721	1,934
Depreciation and depletion	388,169	76,291
Stock-based compensation expense	41,346	-
Shares issued to President & CEO for servicess rendered	28,000	39,000
Shares issued to CFO for services rendered	14,000	19,500
Net income attributable to the noncontrolling interest	-	404
Gain on sale of natural gas and oil properties	-	(518,874)

Changes in operating assets and liabilities:
Accounts receivable	73,196	(42,943)
Accounts payable and accrued liabilities	190,439	79,628
Project cost advance received	17,132	4,402
Due to related party	(22,849)	519
Franchise tax prepaid	-	1,004
Prepaid expenses	1,413	(2,472)
Advancement for oil and gas exploration costs	-	49,898

Net Cash Generated In Operating Activities	753,270	84,360

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	15,731	705,949
Investment in natural gas and oil working interests	(762,810)	(664,701)

Net Cash Used/Generated In Investing Activities	(747,079)	41,248

Cash Flows From Financing Activities:

Restricted cash	(8,807)	(23,465)

Net Cash Used By Financing Activities	(8,807)	(23,465)

Net (Decrease)/Increased In Cash And Cash Equivalents	(2,616)	102,143

Effect of foreign currency adjustments on cash	(39,192)	38,799

Cash And Cash Equivalents At Beginning Of Period
(Excess Of Deposits Over Checks Issued)	525,128	446,808

Cash And Cash Equivalents at end of Period	$483,320	$587,750

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities

200,000 shares issued to the President & CEO as part of their	$28,000	$39,000
compensation package

100,000 shares issued to the CFO for services rendered	$14,000	$19,500

Supplemental Disclosures
Income taxes paid	$1,625	$3,177

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The consolidated financial statements as of September 30, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto.  The results of the operations for the nine months ended September 30, 2011 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,385,534 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at September 30, 2011 and 2010, the Company had no overproduced imbalances.

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

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $95,400. The amount that may be subject to credit risk for the nine months ended September 30, 2011 is $387,920.

The Company has recorded trade accounts receivable from the business operations. Management periodically evaluates the collectability of the trade receivables and believes that the Company’s receivables are fully collectable and that the risk of loss is minimal.

j)      Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs.  Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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
September 30, 2011
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

The dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  The table below presents the computation of basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Basic earnings per share computation:
Income (Loss) from continuing operations and net Income (loss)	$20,703	$376,069
Basic shares outstanding	14,136,228	13,783,481
Basic earnings (loss) per share	$0.00	$0.03

Diluted earnings per share computation:
Income (Loss) from continuing operations	$20,703	$376,069
Basic shares outstanding	14,136,228	13,783,481
Incremental shares from assumed conversions:
Stock options	202,317	-
Diluted shares outstanding	14,338,545	13,783,481
Diluted earnings (loss) per share	$0.00	$0.03

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, franchise tax prepaid, accounts payable and accrued liabilities and project cost advanced received.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximate to their carrying values.

q)    Comprehensive Loss

Reporting Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statement of Operations.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

4.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2010	Additions	Disposals	Transfer from unproved properties	Depletion for the period	September 30, 2011
USA properties	$1,099,016	$65,374	$(16,787)	$436,861	$(387,754)	$1,196,710

a)    Proved Properties – Descriptions

Properties in U.S.A.

i.    Oklahoma, USA

2006-3 Drilling Program

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.  In September 2007, Wolf#1-7 was abandoned. Its costs of $70,495 was moved to the proven cost pool for depletion.  In October 2007, Ruggles #1-15 was also abandoned and the cost of $84,506 was moved to the proven cost pool for depletion.

In the 2006-3 Drilling Program, Elizabeth #1-25 was plugged and abandoned on February 7, 2008.  Its cost amounted to $127,421 was moved to the proven cost pool for depletion.  Plaster #1-11 and Dale #1-15 started producing in January and February 2008, respectively, total cost of $205,064 was moved to the proven cost pool.  Loretta #1-22 was plugged and abandoned in 2009, its cost of $139,334 was moved to the proved cost pool.

The working interest of Plaster #1-1 was sold on April 2011, the net proceeds was $7,603.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties – Descriptions

Properties in U.S.A.

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program for a buy-in cost of $77,100 which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.

In the 2007-1 Drilling Program, Pollack #1-35 was plugged and abandoned on January 19, 2008.  Its cost of $152,101 was moved to the proven cost pool for depletion.  Hulsey #1-8 started producing in February 2008; the cost of $200,382 was moved to the proven cost pool.  River #1-28 started producing in June 2008; the cost of $169,159 was moved to the proven cost pool.  Hulsey #2-8 started producing in January 2009; its cost of $139,674 was moved to the proven cost pool for depletion.

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

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into an agreement with Ranken Energy to participate in a four      well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  The Company purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, the Company will be responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, the Company paid additional drilling costs of $115,017.  Jackson #1-18 started producing in January 2010, the total cost of $62,956 was moved to the proven cost pool for depletion.  Brewer #1-20 was plugged and abandoned on June 2, 2010.  Its costs of $64,922 was moved to the proven cost pool for depletion.  Miss Gracie #1-18 started producing in March 2010, the total costs of $71,368 was moved to the proven cost pool for depletion.  Waunice # 1-36 started production in June 2010 and was plugged and abandoned on September 23, 2010.  Its cost of $44,939 was moved to the proven cost pool for depletion.  On August 18, 2011, the Company plugged and abandoned Jackson #1-18.

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010, the total cost of $44,571 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

  a)   Proved Properties - Descriptions

Properties in U.S.A

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

During the year ended December 31, 2007, eight wells were found to be proved wells, and two wells, PP F-7 and PP F-121 were abandoned due to no apparent gas or oil shows present.  The costs of abandon properties were added to the capitalized cost in determination of the depletion expense.

On August 4, 2006, the Company elected to participate in additional two wells program in Mississippi owned by Griffin & Griffin Exploration and paid $70,000.  These wells were found to be proved in December 2008.

On October 10, 2007, the Company elected to participate in the drilling of PP F-12 and PP F-12-3 in Mississippi operated by Griffin & Griffin Exploration.  The Company’s 10% of the estimated drilling costs was $88,783. PP F-12 started production in October 2007, and PP F-12-3 started production in November 2007.  An additional AFE in the amount of $36,498 for work over’s on the PP F-12, PP F-12-3 was paid on January 31, 2008.

On January 11, 2008, the Company paid $11,030 for PP F-41 salt water disposal well.

ii.   Mississippi II, Mississippi, USA

In August 2006, the Company entered into a joint venture agreement with Griffin & Griffin Exploration, LLC to acquire an interest in a drilling program comprised of up to 50 natural gas and/or oil wells.  The area in which the wells are to be drilled is comprised of approximately 300,000 gross acres of land located between Southwest Mississippi and North East Louisiana. The wells are targeting the Frio and Wilcox Geological formations. The Company has agreed to pay 10% of all prospect fees, mineral leases, surface leases and drilling and completion costs to earn a net 8% share of all production zones to the base of the Frio formation and 7.5% of all production to the base of the Wilcox formation.  In January 2007, the well CMR USA 39-14 was found to be proved.  The cost of $35,126 was added to the proven cost pool.  Dixon#1 was abandoned in January 2007, its costs of $40,605 was moved to the proven cost pool for depletion.  Randall#1 was abandoned in June 2007, its costs of $26,918 was moved to the proven cost pool for depletion.  BR F-24 was abandoned and its costs of $41,999 was moved to the proven cost pool for depletion.  Faust #1, USA 1-37 and BR F-33 were found to be proven and the total cost of $129,360 was added to the proven cost pool.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties - Descriptions

Properties in U.S.A

ii.    Mississippi II, Mississippi, USA (continued)

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

iv.  Willows Gas Field, California, U.S.AT

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

In August 2010, the first exploration well, Donner #1, started producing, the costs of $304,479 was moved to the proven cost pool for depletion.  During August 2011, the second exploration well, Donner #2, commenced production and the costs of $417,041 was moved to the proven cost pool for depletion.

vi.   California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has a 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, Morrow 1-7 started producing, the costs of $329,804 was moved to the proven cost pool for depletion.

b)     Unproved Properties

Properties	December 31, 2010	Addition	Transfer to proved properties	September 30, 2011
USA properties	$188,767	$697,436	$(436,861)	$449,342

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

  4.           NATURAL GAS AND OIL PROPERTIES (continued)

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at September 30, 2011, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2011	2010	2009	2008 and Prior
Property acquisition costs and transfer to proved property pool	$-	-	(37,775)	17,900	19,875
Exploration and development	$449,342	260,575	(258,345)	(163,389)	610,501
Capitalized interest	$-			-	-
Total	$449,342	260,575	(296,120)	(145,489)	630,376

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

The first exploration well, Donner #1, started producing in August 2010, the costs of $304,479 was moved to the proven cost pool for depletion. Donner #2 started producing in August 2011, the costs of $417,041 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

6.             CURRENT LIABILITIES

The Company received $22,556 as of September 30, 2011 from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the third exploration hole.

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of September 30, 2011 and December 31, 2010, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset Retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

7.            ASSET RETIREMENT OBLIGATIONS (continued)

estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the nine months ended September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$19,121	$21,487
Liabilities assumed	-	5,160
Revisions	(1,055)	(9,645)
Accretion expense	1,721	2,118
Balance, end of period	$19,787	$19,121

8.            SHARE CAPITAL

i.     Common Stock

On March 8, 2010, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price per share as of March 8, 2010 was $0.195.

On January 19, 2011, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price per share as of January 19, 2011 was $0.14.

Preferred Stock

The Company did not issue any preferred stock during the nine months ended September 30, 2011 (December 31, 2010 - Nil).

ii.   Stock Options

Compensation expense related to incentive stock options granted is recorded at fair value as calculated using the Black-Scholes option pricing model.  Compensation expense was $41,346 for the nine months ended September 30, 2011 and nil for the year ended December 31, 2010.  The changes in stock options are as follows:

	Number	Weighted average exercise price
Balance outstanding, December 31, 2010	900,000	$0.120
Granted	600,000	$0.135
Expired	-	-
Exercised	-	-
Balance outstanding, September 30, 2011	1,500,000	$0.128

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

8.             SHARE CAPITAL (continued)

ii.    Stock Options (continued)

The weighted average assumptions used in calculating the fair value of stock options granted and vested     using the Black-Scholes option pricing model are as follows:

	September 30, 2011	December 31, 2010
Risk-fee interest rate	1.95%	-
Expected life of the option	5 year	-
Expected volatility	214%	-
Expected dividend yield	-	-

The following table summarizes information about the stock options outstanding as at September 30, 2011:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.150	100,000	0.52	100,000
$0.120	800,000	1.17	800,000
$0.135	600,000	4.31	300,000

9.            RELATED PARTIES

During the period ended September 30, 2011, the Company paid $253,152 (September 30, 2010 - $196,872) for consulting fees and $33,363 (September 30, 2010 - $27,578) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On January 19, 2011, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price per share as of January 19, 2011 was $0.14.  The total cost of $42,000 was recorded in compensation expense for shares granted and was included in general and administration expense.

On January 19, 2011, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.135 for 5 years.  The price per share as of January 19, 2011 was $0.14.  The total cost of $41,346 was recorded in compensation expense for options granted and was included in general and administration expense.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Stated in U.S. Dollars)

11.          CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of September 30, 2011, we recognized $90,359 in revenue from the Joe Murray Farms well and $90,359 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

During the first and second quarters of 2010, management engaged in a detailed strategic review of all of our development lands, exploratory lands and working interest partners held at that time.  The outcome of these reviews lead to an internal declaration of core and non-core properties. Those properties within the ‘Core’ were to receive priority focus for development and expansion and those in the ‘non-core’ grouping were to be considered as low priority for development and considered for divestment should offers fall within range of what management believes are their true values.

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

CORE PROPERTIES

Texas Prospect

On July 15, 2009, we entered into an assignment agreement with Mr. Barry Lasker (the “Assignor”) and were assigned all of Assignor’s rights and obligations under two oil, gas and liquid hydrocarbon lease agreements, each dated March 26, 2009 (the “Leases”) covering an aggregate area of approximately 243 acres in Newton County, Texas (the “Texas Prospect”).  These Leases provide us with the ability to drill up to 3 exploration wells.  The costs of the leases were $169,566.  In December 2009, we sold a sixty (60%) percent interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) and received $111,424.  As September 30, 2011, the costs of the leases were $74,018.

Following our disposition of a 60% interest in the Leases to Hillcrest, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. The Company has drilled and completed the first two exploration holes. Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 25%, according to the following table:

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

The Company paid its proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the well went into production during the quarter ended September 30, 2010.  On August 4, 2011, the Company successfully drilled and completed the second well (Donner #2).  The following represents the revenue from the drilling program:

Well Name	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Donner #1	$56,803	$35,138	$288,309	$35,138

Donner #2	$24,225	$nil	$24,225	$nil

The significant reduction in revenue for Donner #1 was due to a reduction in the Net Revenue Distribution from 36% to 20% resulting from the well reaching Payout.  Payout refers to the return of our initial investment in the well and the costs of operating the well until Payout has been achieved.

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

Well Name	Three months ended Sept. 30, 2011		Three months ended Sept. 30, 2010	Nine months ended Sept. 30, 2011		Nine months ended Sept. 30, 201
Lonestar	$67,013	$	nil	$379,383	$	nil

The significant reduction in revenue from the previous quarter was caused by a reduction in production due to a decline in reserves.

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

NON-CORE PROPERTIES

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we are responsible for our proportionate share of the drilling and completion costs.  During the year ended December 31, 2009, we paid additional drilling costs in the amount of $78,090.  The first well (the “Jackson #1-18”) started production during the quarter ending March 31, 2010, the second well (the “Miss Gracie #1-18”) started production during the quarter ending June 30, 2010 and the third well (“Joe Murray Farms”) started production during the quarter ended September 30, 2010.  On August 18, 2011, the Company plugged and abandoned Jackson #1-18 due to the well-being uneconomic.  The following represents the revenues from this drilling program:

Well Name	Three months ended, Sept. 30, 2011		Three months ended, Sept. 30, 2010	Nine months ended, Sept. 30, 2011	Nine months ended, Sept. 30, 2010
Jackson #1-18	$	nil	$18,323	$1,651	$39,243
Miss Gracie #1-18		$20,370	$48,507	$137,507	$126,946
Joe Murray Farms		$17,211	$17,303	$90,359	$17,303

             The increase in revenues from Miss Gracie and Joe Murray Farms for the nine months ended September 30, 2011, as compared to the same period in the prior year, was due to wells not being in production for both periods during the corresponding prior year and for the same length of time.  The decrease in revenue for Jackson was due to the depletion in hydrocarbon reserves.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.   Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the three and nine months ended September 30, 2011 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%)  is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

2009-1 Drilling Program - 5 Wells

On July 27, 2009, we entered into an agreement with Ranken Energy to participate in a five well drilling program in Garvin County, Oklahoma (the “2009-1 Drilling Program”).  We initially acquired a 5.0% working interest in the 2009-1 Drilling Program in exchange for our payment of a total of $13,125 in buy-in costs, which equates to $2,625 in buy-in costs for each well, plus our proportionate share of the drilling and completion costs.  During the fourth quarter of 2009, our working interest in the 2009-1 Drilling Program was reduced to 3.75%.  The reduction in our working interest was attributable to the landowner exercising an option to increase its working interest causing a proportional reduction to all working interests held in this drilling program.

During the year ended December 31, 2009, we paid estimated drilling and completion costs of $72,175 for three wells which we refer to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  The first three wells in this drilling program started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended September 30, 2011 was $2,235 (September 30, 2010: $14,106); the decrease was caused by a decrease in commodity prices and production; and for the nine months ended September 30, 2011 was $17,334 (September 30, 2010: $33,179).  The decrease in revenue for the nine months ended September 30, 2011, as compared to the nine month ended September 30, 2010, was primarily attributable to the decline in reserves and commodity prices.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended September 30, 2011 was $6,669 (September 30, 2010: $5,918), and for the nine months ended September 30, 2011, was $22,311 (September 30, 2010: $30,900); the decrease in revenue was primarily attributable to a decrease in production due to declining reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended September 30, 2011 was $18,733 (September 30, 2010: $14,333) and for the nine months ended September 30, 2011 was $55,376 (September 30, 2010: $54,387).  The increase in revenue was caused by an increase in production.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $6,980 for the three months ended September 30, 2011 (September 30, 2010: $7,817) and for the nine months ended September 30, 2011 was $17,074 (September 30, 2010: $14,220).  The increase for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was caused by an increase in production.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Three other wells drilled (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) were deemed by the operator to be commercially viable and production casing was set in each.  The Elizabeth #1-25 located in the Meridian Prospect cost $99,129, the Plaster #1-1 located in the Plaster Prospect cost $116,581, and re-entry into the Dale #1 located in the Dale Prospect cost $18,150, all of which was paid August and September, 2007.  Subsequent to the completion of these wells, two remain economically viable at this time.  The Plaster #1 encountered hydrocarbon showings and produced natural gas commencing in January, 2008.  The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day.  The Elizabeth #1-25 has been plugged and abandoned as of February 7, 2008.

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended September 30, 2011was $nil (September 30, 2010: $1,624) and for the nine months ended September 30, 2011 was $1,534 (June 30, 2010: $5,643).  The Plaster #1 well was sold in the second quarter of 2011 for net proceeds of $7,603, resulting in a loss on the sale of $8,128.

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

On November 2, 2009, we announced the completion and production of a third well at the location 2A2-23-7-3W2.  The total cost of this well was CDN$67,253.  The well started production and we began receiving royalties from this well during November 2009.

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

Willows Gas Field

On February 15, 2007, Stallion, our majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well paying 12.5% of the costs of the first well to earn a 6.25% working interest.  For subsequent wells, Stallion will pay 6.25% of the costs of future wells to earn 6.25% working interest. Stallion participated in the drilling of the first well (“Wilson Creek #1-27”)  on the prospect area and encountered a number of prospective pay zones.  Testing was completed and stabilized flow rates exceeded a combined 1.5 million cubic feet per day of sweet high quality gas.  Thereafter, the Wilson Creek #1-27 was connected to a nearby pipeline and begun producing natural gas in April 2008.  Total costs for the Wilson Creek #1-27 well in the end year ended December 31, 2009 was $255,971.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices, but ceased production during February 2010, due to the limited economic viability of the Wilson Creek #1-27 well.  The revenue for the Wilson Creek #1-27 well for the three and nine months ended September 30, 2011 was $nil.   The decrease was caused by the Company’s decision to cease production from this well attributable to a reduction in reserves.

For the Three Months Ended September 30, 2011 and 2010

Revenues

We generated revenue of $219,471 from natural gas and oil sales for the three months ended September 30, 2011, an increase of 25% from revenues from natural gas and oil sales of $175,020 for the three months ended September 30, 2010.  All revenue generated during the three months ended September 30, 2011 was attributable to natural gas and oil sales.  We generated total revenue of $693,894 during the three months ended September 30, 2010, which is inclusive of a gain on sale of natural gas and oil properties of $518,874.

The increase in revenues from natural gas and oil sales was due to an in increase in revenue from a number of new producing wells when compared to the corresponding period last year, particularly in our California, and Texas areas of interest.  This was partially offset by a reduction in revenue from the Company’s non-core properties.  The increase is also attributed to an increase in the price of natural gas and oil when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $217,855 for the three months ended September 30, 2011, a 12% increase from costs and expenses of $194,407 for three months ended September 30, 2010.  The increase in costs was primarily attributable depletion and depreciation charges.

 Changes in our costs and expenses for the three months ended September 30, 2011, when compared the three months ended September 30, 2010, are described below:

•
Natural gas and oil operating costs for the three months ended September 30, 2011 increased to $38,432 from $33,391 for the three months ended September 30, 2010, an increase of 15%.  The increase in natural gas and oil operating costs was caused by the increase in production and an increase in the number of producing wells when compared to the same period in the prior year.

•
General and administrative costs for the three months ended September 30, 2011 decreased to $75,843 from $123,715 for the three months ended September 30, 2010, a decrease of 39%.  The decrease was caused by a gain on foreign exchange and a reduction in stock based compensation as compared to the previous period in the corresponding year, which was partially offset by an increase in management fees.

•
Depreciation and depletion costs for the three months ended September 30, 2011 increased to $103,006 from $36,656.  The increase was caused by an increase in production as a proportion of the Company’s reserves, from our natural gas and oil wells, in particular, our wells located in California, Texas and Oklahoma.

Net Operating Income

The net operating income for the three months ended September 30, 2011 was $1,616, compared to a net operating income of $499,487 for the three months ended September 30, 2010 due to the factors described above, which included a $518,874 the gain on sale of natural gas and oil properties.

Other Income and Expense

We reported other net income of $nil for the three months ended September 30, 2011 and 2010.

Net Income Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the three months ended September 30, 2011 was $791, compared to a net income of $499,395 for the three months ended September 30, 2010.

For the Nine Months Ended September 30, 2011 and 2010

Revenues

We generated revenue of $1,035,063 from natural gas and oil sales for the nine months ended September 30, 2011, an increase of 104% from revenues of $506,771 from natural gas and oil sales for the nine months ended September 30, 2010.  All revenue generated during the nine months ended September 30, 2011 was attributable to natural gas and oil sales.  We generated total revenue of $1,025,645 during the nine months ended September 30, 2010, which is inclusive of a gain on sale of natural gas and oil properties of $518,874.

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

Costs and Expenses

We incurred costs and expenses in the amount of $1,012,739 for the nine months ended September 30, 2011, a 57% increase from costs and expenses of $646,187 for nine months ended September 30, 2010.  The significant increase in costs was primarily attributable to increased depletion and depreciation charges and natural gas and oil operating costs.

 Changes in our costs and expenses for the nine months ended September 30, 2011, when compared the nine months ended September 30, 2010, are described below:

•
Natural gas and oil operating costs for the nine months ended September 30, 2011 increased to $153,329 from $114,953 for the nine months ended September 30, 2010, an increase of 33%.  The increase in natural gas and oil operating costs was caused by the increase in production and an increase in the number of producing wells when compared to the same period in the prior year.

•
General and administrative costs for the nine months ended September 30, 2011 increased to $469,520 from $453,009 for the nine months ended September 30, 2010, an increase of 4%.  The slight increase was caused by an increase in stock based compensation of $83,346, which was partially offset by a decrease in realized foreign exchange losses as compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the nine months ended September 30, 2011 increased to $388,169 from $76,291.  The increase was caused by an increase in production as a proportion of the Company’s reserves, from our natural gas and oil wells, in particular, our wells located in California, Texas and Oklahoma.

Net Operating Income/(Loss)

The net operating income for the nine months ended September 30, 2011 was $22,324, compared to a net operating income of $379,458 for the nine months ended September 30, 2010 due to the factors described above, which included a $518,874 the gain on sale of natural gas and oil properties.

Other Income and Expense

We reported other net income of $4 for the nine months ended September 30, 2011, as compared to other net income of $192 in the nine months ended September 30, 2010.  Other income was attributable to interest received on bank deposits.

Net Income/(Loss) Attributable to Delta Oil and Gas Inc.

As a result of the above, net income for the nine months ended September 30, 2011 was $20,703, compared to net income of $376,069 for the nine months ended September 30, 2010.

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

	Sept 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	Jun 30, 2010	Mar 31, 2010	Dec 31, 2009
	$	$	$	$	$	$	$	$
Revenue	219,471	405,068	410,524	358,700	693,894	206,319	125,432	135,054
Operating Costs	(217,855)	(323,601)	(471,283)	(1,280,437)	(194,407)	(201,940)	(249,840)	(1,338,180)
Non-cash items *	103,580	129,479	247,732	985,464	-	-	-	1,124,869
Net Income/(loss)	105,196	210,946	186,973	64,327	499,395	1,695	(124,408)	(78,257)

*Non-cash items are those items included in operating costs that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $687,045 and total current liabilities in the amount of $313,398.  As a result, we had working capital of $373,647 as of September 30, 2011.

The revenue we generated from natural gas and oil sales for the nine months ended September 30, 2011 marginally exceeded our operating expenses over the same period.  As such, we anticipate that we may require additional financing activities including issuance of our equity or debt securities to fund our operations and proposed drilling activities beyond the next twelve months.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  Our management also anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  Additional capital will be required to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  It is uncertain whether we will be able to obtain financing when sought or obtain it on terms acceptable to us.  We can provide no assurance that we will be able to secure any financing.  If we are unable to obtain additional financing when sought, the full implementation of our ability to expand our operations will be impaired and may be forced to cease operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities generated $753,270 in cash for the nine months September 30, 2011, compared to $84,360 cash generated in operating activities for the nine months September 30, 2011.  Our positive cash flow for the nine months September 30, 2011 was primarily attributable to an depreciation and depletion expense of $388,169 during the reporting period and an increase in accounts payable of $190,439 over the reporting period.

Cash Flows From Investing Activities

Cash flows used in investing activities for the nine months September 30, 2011 was $747,079, compared to $41,248 cash generated from investing activities for the nine months September 30, 2010.  During the nine months September 30, 2011, we invested $762,810 in natural gas and oil working interests, but received $15,731 in proceeds from the sale of natural gas and oil working interests.  All cash used in investment activities during nine months September 30, 2010 related to investments in natural gas and oil working interests.

Cash from Financing Activities

Cash flows used by financing activities the nine months September 30, 2011 were $8,807, as compared to of $23,465, for the nine months September 30, 2010.  Cash flows used by financing activities relating to restricted cash held for drilling activities for the second exploration well in the Company’s Texas Prospect

Off-Balance Sheet Arrangements

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

Going Concern

We have incurred a net loss of $5,385,534 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At September 30, 2011 and 2010, we had no overproduced imbalances.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Christopher Paton-Gay, and our Chief Financial Officer, Mr. Kulwant Sandher.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

During the three months ended September 30, 2011, there have been no material developments in the legal proceedings discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

Delta Oil & Gas, Inc.

Date:	November 14, 2011

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	November 14, 2011
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.