Form 10-K
period 2011-12-31
DELTA OIL & GAS INC
filed 2012-03-30
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2011, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price $0.1351 was: $1,457,054

The number of shares of our common stock outstanding as of March 23, 2012 was: 14,457,107.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to its 2012 annual stockholders’ meeting to be held on May 25, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K
DELTA OIL & GAS, INC.
DECEMBER 31, 2011

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	37

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting;
•	changes in our business strategy;

•	the uncertainty of reserve estimates and timing of development expenditures;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future exploration activities;

•	results of pending and future feasibility studies;

•	accidents and labor disputes;

•	disappointing results from our exploration or development efforts;

•	failure to meet our revenue or profit goals or operating budget;

•	decline in demand for our common stock;

•	changes in general market conditions;

•	investor perception of our industry or our prospects;

•	technological changes in the oil and gas exploration industry, including technological innovations by competitors or in competing technologies;

•	the proximity of natural gas production to natural gas pipelines;

•	the availability of pipeline capacity;

•	the demand for oil and natural gas by utilities and other end users;

•	the availability of alternate fuel sources;

•	the effect of inclement weather, such as hurricanes;

•	changes in oil and gas exploration, processing and overhead costs;

•	unexpected changes in business and economic conditions;

•	changes in interest rates and currency exchange rates;

•	commodity price fluctuations, including changes in the worldwide price for oil and gas;

•	state and federal regulation of oil and natural gas marketing;

•	federal regulation of natural gas sold or transported in interstate commerce; and

•	local and community impacts and issues.

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

Historically, we have taken small working interest positions in multiple and diverse projects.  Under our new Core / Non-core strategy, we will generally focus on larger working interest relationships in substantive project areas and move to strategically explore and develop those projects.  We believe that this core strategy will enable us to develop Delta Oil and Gas to the next level in its growth towards becoming a significant oil and natural gas producing entity.

Our current focus is on the exploration of our Core land portfolio comprised of working interests in acreage in King City, California and Eastern Texas.  As a result of our acquisition in March 2009 of a controlling interest in The Stallion Group, a Nevada corporation that has been subsequently dissolved, we acquired property interests which include acreage in the North Sacramento Valley, California.

Our producing interests in South Central Oklahoma contribute strong cash flow, but because our working interests fall below management’s threshold for participating working interest percentages and with little or no opportunity to increase these percentages, this portfolio of lands has been designated as non-core.

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

Following our disposition of a 60% interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) in December 2009, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We have drilled and completed the first two exploration holes. Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 25%, according to the following table:

	Net Revenue Distribution
	Before Payout	After Payout
Well #1	36%	20%
Well #2	36%	24%
Well #3	36%	24%

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

We paid our proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The well was completed and the well went into production during the quarter ended September 30, 2010.  On August 4, 2011, we successfully drilled and completed the second well (Donner #2).  The following represents the revenue from the drilling program:

Well Name	Year ended Dec 31, 2011		Year ended Dec 31, 2010

Donner #1	$353,325		$121,576

Donner #2	$68,303	$	nil

The significant increase in revenue was caused by Donner #1being in production for 12 months of fiscal 2011, as compared to 4 months during the prior year.  However, this was partially offset by a reduction in revenue for Donner #1 due to a reduction in the Net Revenue Distribution from 36% to 20% resulting from the well reaching Payout.  Payout refers to the return of our initial investment in the well and the costs of operating the well until Payout has been achieved.

Lonestar Prospect, California, USA

On September 1, 2010, we entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  We are obligated to pay 25% of the costs in order to earn a 20% working interest in the initial well, named internally as California #1-1.  As at December 31, 2011, we had expended an aggregate of $329,804 in drilling and completion costs for California #1-1.  In November 2010, this well was fully logged and tested and a 9,000 foot wholly owned pipeline installed.  The well started production during November 2010, and the costs have been transferred to the proved costs pool for depletion.  The following represents the revenue from the drilling program:

Well Name	Year ended Dec 31, 2011	Year ended Dec 31, 2010

California #1-1	$391,740	$95,637

The significant increase in revenue from the previous year was caused by California #1-1 being in production for the entire period of 2011 when we held an ownership interest in California #1-1, as compared to two months in the previous year having commenced production in November 2010.  On December 1, 2011, we sold and disposed of our entire interest in California #1-1 and all surrounding lands in the Lonestar Prospect for $25,000.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  We were encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets. The first exploration well was drilled in November 2011 at a cost of $565,268.  The logs indicated potential pay zones and we are currently in the process of completing a test well with a view toward full production if the tests indicate an economic potential, which cannot be assured.

NON-CORE PROPERTIES

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we are responsible for our proportionate share of the drilling and completion costs.  The first well (the “Jackson #1-18”) started production during the quarter ending March 31, 2010, the second well (the “Miss Gracie #1-18”) started production during the quarter ending June 30, 2010 and the third well (“Joe Murray Farms”) started production during the quarter ended September 30, 2010.  On August 18, 2011, we plugged and abandoned Jackson #1-18 due to the well being uneconomic.  The following represents the revenues from this drilling program:

Well Name	Year ended Dec 31, 2011	Year ended Dec 31, 2010

Jackson #1-18	$671	$38,844

Miss Gracie #1-18	$160,124	$199,392

Joe Murray Farms	$108,201	$94,446

The increase in revenues from Joe Murray Farms for the year ended December 30, 2011, as compared to the prior year, was due to an increase in commodity prices for crude oil.  The decrease in revenue for Miss Gracie #1-18 for the year ended December 31, 2011, as compared to the prior year was due to a decrease in production.  The decrease in revenue for Jackson #1-18 was due to the well being plugged and abandoned due to it being uneconomic.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.   Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the year ended December 31, 2011  reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%)  is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

2009-1 Drilling Program - 5 Wells

On July 27, 2009, we entered into an agreement with Ranken Energy to participate in a five well drilling program in Garvin County, Oklahoma (the “2009-1 Drilling Program”).  We initially acquired a 5.0% working interest in the 2009-1 Drilling Program in exchange for our payment of a total of $13,125 in buy-in costs, which equates to $2,625 in buy-in costs for each well, plus our proportionate share of the drilling and completion costs.  During the fourth quarter of 2009, our working interest in the 2009-1 Drilling Program was reduced to 3.75%.  The reduction in our working interest was attributable to the land owner exercising an option to increase its working interest causing a proportional reduction to all working interests held in this drilling program.

The first three wells in this drilling program referred to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18 started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the year ended December 31, 2011 was $21,410 (December 31, 2010: $41,830); the decrease was caused by a decrease in natural gas prices and production.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the year ended December 31, 2011 was $28,185 (December 31, 2010: $35,857); the decrease in revenue was primarily attributable to a decrease in production due to declining reserves and a reduction in natural gas prices.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the year ended December 31, 2011 was $67,566 (December 31, 2010: $69,500).  The small decrease in revenue was caused by a decrease in production, which was partially offset by an increase in crude oil prices.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $22,182 for the year ended December 31, 2011 (December 31, 2010: $18,362).  The increase for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was caused by an increase in crude oil prices.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Three other wells (the “Elizabeth #1-25”, the “Plaster #1-1” and the “Dale #1 re-entry”) drilled in August and September 2007 were deemed by the operator to be commercially viable and production casing was set in each.  The Plaster #1 encountered hydrocarbon showings and produced natural gas commencing in January, 2008, but was sold in the second quarter of 2011 for net proceeds of $7,603.  The Dale #1 re-entry has been producing in the range of 2 to 3 barrels of oil per day.  The Elizabeth #1-25 has been plugged and abandoned as of February 7, 2008.

Total revenue received from the Plaster #1 and Dale #1 wells for the year ended December 31, 2011 was $1,534 (December 31, 2010: $6,779).

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

On July 1, 2010, we entered into a Purchase and Sale Agreement (the “Agreement”) with Petrex Energy Ltd. (“Petrex”) whereby Petrex agreed to purchase our remaining 5% working interest in the Wordsworth prospect and our right to participate in future wells in the Wordsworth prospect for CDN $757,500, inclusive of 5% GST on Tangibles, which equated to US $704,490; this resulted in a gain on sale of future revenues of $518,874 in the year ended December 31, 2010.

Willows Gas Field

On February 15, 2007, Stallion, a former majority-owned subsidiary, entered into a Farm Out Agreement with Production Specialties Company (“Production Specialties”) for participation in a natural gas prospect area located in the North Sacramento Valley, California.  On October 15, 2007, Stallion drilled its first prospect well (“Wilson Creek #1-27”) paying 12.5% of the costs of the first well to earn a 6.25% working interest.  Wilson Creek #1-27 was put into production during April 2008.  During 2009 and in light of the lower natural gas commodity prices, we reviewed the future economic viability of this well and decided to suspend production until further notice in order to determine whether production of this well will be profitable.  During the quarter ended March 31, 2010, we decided to resume production on this well due to an increase in commodity prices, but ceased production during February 2010, due to the limited economic viability of the Wilson Creek #1-27 well.  The revenue for the Wilson Creek #1-27 well for the year ended December 31, 2011 and 2010 was $nil.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2011 or 2010.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our oil and gas operations.  As of December 31, 2011, we engaged approximately 3 contractors that provided work to us on a recurring basis, which includes Messrs. Paton-Gay, Bolen and Sandher.

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

We suffered a net comprehensive loss of $75,791 for the year ended December 31, 2011 and $484,966 for the year ended December 31, 2010. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

Because our auditor has raised substantial doubt about our ability to continue as a going concern, our business has a high risk of failure.

The audit report of Mark Bailey & Company, Ltd. dated March 30, 2012 issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

If we are unable to obtain additional funding, we may be unable to expand our acquisition, exploration and production of natural oil and gas properties.

We will require additional funds to expand our acquisition, exploration and production of natural oil and gas properties. Our management anticipates that current cash on hand may be insufficient to fund our operations at the current level for the next twelve months. We will require additional significant capital to fund the development of our existing proved undeveloped reserves to effectively expand our operations through the acquisition and drilling of new prospects and implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct current business operations. If we are unable to obtain additional financing when sought, we will be unable to acquire additional properties and may also be required to curtail our business plan. Any additional equity financing may involve substantial dilution to our then existing shareholders.

In preparing our consolidated financial statements for fiscal 2011, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by management as of December 31, 2011 was attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

If remedial measures are not taken or are insufficient to address this material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over our financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or unremedied material weakness may preclude us from meeting our reporting obligations on a timely basis and cause investors to lose confidence in our reported financial information.

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

In the event that the employment of any of our executive officers are terminated for any reason, our executive officers would be entitled, among other things, to receive a lump sum payment equal to 150% of their annual compensation then in effect, including the value of all stock awards that would have been received in the 18 months following termination, and to require us to purchase, for cash, any shares of our stock held by or due to them as of the date of termination.  The purchase of any such shares would be consummated thirty (30) days following the date of termination and the price to be paid by us would be based upon the average closing price per share of our common stock in the ten business days preceding the purchase date.  Any lump sum compensation payments to or the repurchase of shares held by one or more departing executive officers could have a materially negative impact on our cash available for operations and our liquidity.

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

Our reserve estimates generated for 2011 were compiled by Harper & Associates and Deloitte & Touche LLP, independent consultants. In conducting their evaluations, the consultants evaluate our properties and independently develop proved reserve estimates.  There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including: expected reservoir characteristics based on geological, geophysical and engineering assessments;

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

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of review, discussion or implementation.  Through 2011, domestic legislative and regulatory efforts included proposed federal legislation and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and natural gas.

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

ITEM 1B.Unresolved Staff Comments.

We received comments from the Division of Corporation Finance of the SEC dated December 20, 2011 pertaining to Form 10-K we filed for fiscal 2010.  We have responded to the SEC Staff in February 2012 addressing the matters raised in their comment letter and are awaiting response from the SEC Staff.  The issues embodied in the comments relate to compliance with the disclosure requirements set forth in Subpart 1200 of Regulation S-K applicable to companies engaged in oil and gas producing activities and the filing of third party reports which failed to meet all of the requirements set forth in Item 1202(a)(8) of Regulation S-K.  Disclosures responsive to the SEC staff’s comments have been included in this report.

ITEM 2.         PROPERTIES.

Description of Our Property

Our principal executive offices are located at Suite 604, 700 West Pender Street, Vancouver, British Columbia, Canada V6C 1G8.  Our principle executive offices are provided to us at no cost by our Chief Financial Officer.

Proved Reserves Reporting

On December 31, 2008, the Securities and Exchange Commission, or the SEC, released a Final Rule, Modernization of Oil and Gas Reporting, approving revisions designed to modernize oil and gas reserve reporting requirements. The new reserve rules are effective for our financial statements for the year ended December 31, 2010 and subsequent years. The most significant revisions to the reporting requirements include:

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

Reported Reserves Table

The following table sets forth summary information regarding our estimated proved reserves at December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)
Proved Producing & Non-Producing Reserves (1)	156,630	48,950	173,930	219,090	41,230	116,940

Present value of proved reserves (2)	2,589,824		6,624,506		1,066,900

Standardized measure of discounted future net cash flows (3)	2,390,024		4,761,927		1,162,410

(1)
Estimates of reserves as of year-end 2011 and 2010 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period of the applicable year, in accordance with revised guidelines of the SEC applicable to reserves estimates beginning with the year-end 2009. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports dated December 31, 2011 and 2010 is priced based on the 12-month un-weighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year. PV-10 is a non-GAAP measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.

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

The table below sets forth summary information regarding our estimated proved reserves.  All of our estimated proved reserves are located in the United States and attributable to our properties in Newton County, Texas and Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

	Reserves
Reserve Category	Oil & NGL’s (Bbls)	Natural Gas (Mcf)	Total (BOE)
PROVED
Developed:	31,890	132,050	53,898
Undeveloped:	17,060	24,580	21,157
TOTAL PROVED at December 31, 2011	48,950	156,630	75,055

The decrease in proved developed reserves from December 31, 2010 to December 31, 2011 was attributable to a decline in reserves and disposal of the Lonestar Prospect in California, which was partially offset by our conversion of undeveloped reserves into proved developed reserves.

The technologies used to establish the appropriate level of certainty for reserve estimates from properties included in the total reserves disclosed above consisted of seismic and geologic interpretations.

Proved Undeveloped Reserves

As of December 31, 2011, we had 21,157 BOE (Barrels of Oil Equivalent) of proved undeveloped reserves, or PUDs, as compared to 131,000 BOE of PUDs as of December 31, 2010.  The decrease in PUDS from December 31, 2010 to December 31, 2011 was attributable to our sale of the our interest in the Lonestar Prospect, which included California #1-1, and the depletion of our reserves, which was partially offset by an increase in reserves at our Texas Prospect due to an additional well that was drilled.  All PUDs as of December 31, 2011 were located in the United States.  Each of these PUD’s will be converted from undeveloped to developed as the wells begin production.   We anticipate that all of the PUD’s will be will be developed within five years after first disclosure as proved undeveloped reserves. During the year ended December 31, 2011, we expended $919,131 to convert proved undeveloped reserves to proved developed reserves.

We have established our drilling budget for fiscal 2012 and set forth below are the amounts we anticipate expending on each of the core properties, subject to having sufficient resources to expend on drilling activity which cannot be assured.  We have proposed to expend $500,000 for development drilling during 2012 at our Texas Prospect.  We have also proposed to expend $100,000 to drill an exploration well on our King City Oilfield property..

We have not propose any other development drilling in 2012; however, depending on the success of the planned drilling activity previously noted, we may expand our drilling program during 2012.

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent third party reserve engineering firm under the supervision of our management. Our management provides to our third party reserves engineers reserves estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other information. This information is reviewed by other members of management to ensure accuracy and completeness of the data prior to submission to our third party reserve engineering firm.  During 2011, we retained Harper & Associates, Inc., and Deloitte & Touche LLP as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc., and Deloitte & Touche LLP, see copies of their respective reports filed as exhibits to this Form 10-K.

Our Chief Executive Officer, Christopher Paton-Gay, is the person primarily responsible for overseeing the preparation of reserves audits conducted by independent third-party engineers.  Mr. Paton-Gay has over 30 years of industry experience, which includes having founded and been chairman and president of two private oil and gas companies.  In these capacities, Mr. Paton-Gay has a very high degree of working knowledge and understanding of geologic formations, drilling and completion parameters, and all facets of production.  Given his extensive hands on familiarity with the properties he has previously operated and those current properties we hold,  we  consider Mr. Paton-Gay to be a qualified person in overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. Mr. Paton-Gay  was also one of the founding Directors of the Explorers and Producers Association of Canada and is a graduate of the ICD - Institute of Corporate Directors Canada.

Reserves Reported to Other Agencies

We did not file any reports during the year ended December 31, 2011 with any federal authority or agency other than the SEC with respect to our estimates of oil and natural gas reserves.

Production

The following table sets forth summary information regarding production by final product sold for the years ended December 31, 2011, 2010 and 2009:

Production Data	Year ended December 31,
	2011	2010	2009
Production -
Oil (Bbls)	8,228	9,309	5,775
Gas (Mcf)	108,978	36,657	12,279
Average Sales Price -
Oil (Bbls)	$96.00	$75.00	$56.00
Gas (Mcf)	$4.01	$4.00	$4.00
Average Production Costs per Mcf	$1.00	$1.00	$2.00

The table below sets forth summary information regarding production by final product for each country containing 15% or more of our proved reserves for the years ended December 31, 2011, 2010 and 2009.  All production in Canada during 2010 and 2009 was attributable to the Wordsworth Prospect in Saskatchewan which we disposed of in 2010 and all production in the United States is attributable to our properties in Newton County, Texas, Colusa County, California and Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

Production Data	Year Ended December 31
	2011		2010		2009
	USA	Canada	USA	Canada	USA	Canada
Production -
Oil (Bbls)	8,228	0	7,456	1,853	1,877	3,898
Gas (Mcf)	108,978	0	36,657	0	12,279	0
Average Sales Price -
Oil (Bbls)	$96.00	0	$75.00	$74.00	$53.00	$58.00
Gas (Mcf)	$4.01	0	$4.00	$0.00	$4.00	$0.00
Average Production Costs
Oil (Bbls)	$8.00	0	$20.00	$26.00	$20.00	$14.00
Gas (Mcf)	$1.00	0	$1.00	$0.00	$2.00	$0.00

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

The table below sets forth summary information regarding production by final product for each field that contains 15% or more of our total proved reserves expressed on an oil-equivalent-barrels basis for the years ended December 31, 2011, 2010 and 2009.

Production Data	Year Ended December 31
	2011		2010		2009
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Production -
Garvin & Murray County, Oklahoma, USA	4,435	6,959	5,981	11,085	1,656	12,003
Newton County, Texas, USA (Texas Prospect)	3,794	0	1,475	-	-	-
Saskatchewan, Canada (Wordsworth) 1	0	0	1,853	-	3,898	-
Palmetto Point, Mississippi (Palmetto) 2	0	0	-	-	221	276
Colusa County, California, USA (Lonestar Prospect) 3	0	102,019	-	25,572	-	-

1	We disposed of our interests in the Wordsworth prospect during 2010.
2	Effective February 1, 2009, we disposed of all of our interests in the Palmetto Point Prospect 12 Wells Phase - I project and 50 Wells Phase - II project.
3	We disposed of our interests in the Lonestar Prospect on December 1, 2011.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2011:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2
Garvin & Murray County, Oklahoma, USA 4	6	0.38	8	0.5	940	109
King City, California, USA	0	0	0	0	0	0
Willows Gas Field, North Sacramento Valley, California, USA	0	0	0	0	0	0
Newton County, Texas, USA (Texas Prospect)	2	0.68	0	0	155	105
USA TOTALS	8	1.06	8	0.5	1,095	214

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
2
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

3	Productive wells are producing wells and wells capable of production.
4	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in ‘Item 1, Business’.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2011:

	Undeveloped Acreage 1 as of December 31, 2011
	Gross	Net
Garvin & Murray County, Oklahoma, USA 2	1,660	301
King City, California, USA	10,000	4,000
Willows Gas Field, North Sacramento Valley, California, USA	0	0
Newton County, Texas, USA (Texas Prospect)	209	75
Colusa County, California, USA (Lonestar Prospect) 3	0	0
USA TOTALS	11,869	4,376

1
"Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

2	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in ‘Item 1, Business’.
3	We disposed of our interests in the Lonestar Prospect on December 1, 2011.

Drilling Activity
The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Garvin, McClain & Murray Counties, Oklahoma 3
2011	0	0	0	0
2010	0.60	0	0.0375	0
2009	0.45	0.20	0	0
Newton County, Texas, USA (Texas Prospect)
2011	0	0	0.32	0
20010	0.36	0	0	0
2009	0	0	0	0
Colusa County, California, USA (Lonestar Prospect) 4
2011	0.25	0	0	0
2010	0.25	0	0	0
2009	0	0	0	0
King City, California, USA
2011	0	0	0	0
2010	0	0	0	0
2009	0	0	0	0

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Palmetto Point, Mississippi (Palmetto) 5
2011	0	0	0	0
2010	0	0	0	0
2009	0	0	0	0
Saskatchewan, Canada (Wordsworth) 6
2011	0	0	0	0
2010	0	0	0	0
2009	0.05	0	0.075	0
Willows Gas Field, North Sacramento Valley, California,
2011	0	0	0	0
2010	0	0	0	0
2009	0	0	0	0

The table below sets forth summary information regarding our drilling activity for the last three years for each country in which we engaged in drilling activity for the years ended December 31, 2011, 2010 and 2009.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Canada
2011	0	0	0	0
2010	0	0	0	0
2009	0.05	0	0.1	0
USA
2011	0	0	0.32	0
2010	0.60	0	0.0375	0
2009	0.45	0.20	0	0

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

4	We disposed of our interests in the Lonestar Prospect on December 1, 2011.
5	Effective February 1, 2009, we disposed of all of our interests in the Palmetto Point Prospect 12 Wells Phase - I project and 50 Wells Phase - II project.
6	We disposed of our interests in the Wordsworth prospect during 2010.

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

ITEM 4.       Mine Safety Disclosures.

Not Applicable.

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

Fiscal Year Ended December 31, 2011
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2011	$0.165	$0
June 30, 2011	*	*
September 30, 2011	*	*
December 31, 2011	*	*

Fiscal Year Ended December 31, 2010
Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2010	$0.45	$0.08
June 30, 2010	$0.21	$0.02
September 30, 2010	$0.12	$0.02
December 31, 2010	$0.15	$0.07

*  High and low bid quotations were not available.

Holders of Common Stock

As of March 27, 2012, we had approximately eighty-nine (89) shareholders of record of our common stock.   Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”) on March 8, 2010.  The Board has submitted the Incentive Compensation Plan for shareholder approval at the 2011 annual meeting of the shareholders.  Grants of 600,000 options have been made under the Incentive Compensation Plan during fiscal 2011.

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

On January 3, 2005, we adopted the 2005 Stock Incentive Plan, which provides for the grant of stock options to our employees, officers, directors and consultants. We registered the shares of our common stock issuable under the 2005 Stock Incentive Plan and reserved these shares for the granting of options and rights.  Grants of 800,000 options have been made under the 2005 Stock Incentive Plan and are outstanding as of December 31, 2011.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2011.

Equity Compensation Plan as of December 31, 2011

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	600,000	$0.135	1,400,000
Equity compensation plans not approved by security holders	800,000 100,000	$0.12 $0.15	- -
Total	1,500,000	$0.123	1,400,000

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

For the Years Ended December 31, 2011 and 2010

Revenues

We generated total revenue of $1,225,221 for the year ended December 31, 2011, a decrease of approximately 11% from revenues of $1,384,345 for the year ended December 31, 2010.  During the year ended December 31, 2011, all of our revenue was attributable to natural gas and oil sales.  During the year ended December 31, 2010, $861,170 of the revenue we generated was attributable to natural gas and oil sales and $518,874 was attributable to a gain on the disposition of our working interest in the Wordsworth Prospect.  Excluding the gain of $518,874 for the year ended December 31, 2010, the increase in revenue generated from the sale of natural gas and oil for the year ended December 31, 2011 was 42%.

The increase in revenue generated from natural gas and oil sales for the year ended December 31, 2011, when compared to the year ended December 31, 2010, was attributable to the addition of producing wells in Texas, California and Oklahoma.

Costs and Expenses

We incurred costs and expenses in the amount of $1,291,670 for the year ended December 31, 2011, a 33% decrease from costs and expenses of $1,929,001 for year ended December 31, 2010.  Costs and expenses for the year ended December 31, 2011 did not include any losses on the sale of investments, as compared to fiscal 2010 when we incurred  a loss on sale of investments $985,464 , which was attributable to the dissolution of our 80% subsidiary, The Stallion Group, on December 31, 2010.  Excluding the one-time loss from sale of investments incurred during fiscal 2010,  costs and expenses increased by $348,133 or 37%.

This increase in incurred costs and expenses is primarily attributable to the collective results of the following factors:

•
General and administrative costs for the year ended December 31, 2011 increased to $643,691 from $599,695 for the year ended December 31, 2010, an increase of 7%.  The increase in general and administrative costs was caused by an increase in stock based compensation expense attributable to the issuances of stock options and shares of common stock to management.  Stock based compensation expense for the year ended December 31, 2011 was $124,693 as compared to $58,500 for the year ended December 31, 2010.  The increase in general and administration costs was partially offset by a decrease in administrative costs was due to foreign exchange gains of $11,372 (December 31, 2010: loss of $59,892).

●
Legal and Professional fees for the year ended December 31, 2011 increased to $88,349 from $84,535 for the year ended December 31, 2010, an increase of 5%.  The increase in legal costs was attributable to an increase in costs in obtaining services.

●
Consulting fees for the year ended December 31, 2011 increased to $319,140 from $285,298 for the year ended December 31, 2010, an increase of 12%.  The increase in consulting fees was attributable to the increases our management’s compensation.

●
Natural gas and oil operating costs for the year ended December 31, 2011 increased to $207,791 from $157,187 for the year ended December 31, 2010, an increase of 32%. The increase in natural gas and oil operating costs is attributable to an increase in the revenue from producing wells for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

●
Depreciation and depletion expense for the year ended December 31, 2011 increased to $437,893 from $184,537 for the year ended December 31, 2010, an increase of 137%. The increase in depreciation and depletion expense is attributable to the additions of producing wells and the increased depletion costs relating to the California #1-1 located in California, which was partially offset by the disposal of the California #1-1 and Lonestar Prospect;

Net Operating Loss

The net operating loss for the year ended December 31, 2011 was $66,449, compared to a net operating loss of $544,656 for the year ended December 31, 2010.

Other Income and Expense

We reported other net income, generated from interest received, of $3 for the year ended December 31, 2011, as compared to other income of $202 in the year ended December 31, 2010.

Net Comprehensive Loss

As a result of the above factors, we reported for the year ended December 31, 2011 a net loss of $66,446.  After application of a comprehensive loss of $9,345 due to foreign currency translation, we reported a net comprehensive loss for the year ended December 31, 2011 was $75,791.  For the year ended December 31, 2010, we reported a net loss of $544,858 and $484,966 after offsetting comprehensive income of $59,892 due to foreign currency translation.

There are material events and uncertainties which could cause our reported financial information to not be indicative of future operating results or financial condition.  Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.  The success of any acquisition depends on a number of factors beyond our control, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities.  Drilling for oil and natural gas may also involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return.  Our ability to achieve our target results are also dependent upon the current and future market prices for crude oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost.  We do not operate the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our returns on capital in drilling or acquisition activities and our targeted production growth rate. As a result, our historical results should not be indicative of future operations.

Summary of Quarterly Results on a Non-GAAP basis

Set forth below is a summary of the Company’s financial results for the eight most recently completed quarters, removing non-cash items.  The following information is presented for informational purposes only; the net income/(loss) totals below do not match the Financial Statements due to the removal of non-cash items.

	Dec 31, 2011	Sept 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	Jun 30, 2010	Mar 31, 2010
	$	$	$	$	$	$	$	$
Revenue	190,158	219,471	405,068	410,524	358,700	693,894	206,319	125,432
Operating Costs	(278,931)	(217,855)	(323,601)	(471,283)	(1,280,437)	(194,407)	(201,940)	(249,840)
Non-cash items *	81,795	103,580	129,479	247,732	985,464	-	-	-
Net Income/(loss)	(6,978)	105,196	210,946	186,973	64,327	499,395	1,695	(124,408)

*  Non-cash items are those items that are related to impairment charges or losses on sale of investments, stock compensation costs, depreciation and depletion.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $469,409 and total current liabilities in the amount of $200,867.  As a result, we had working capital of $268,542 as of December 31, 2011.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we may require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2012.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities generated $502,194 in cash for the year ending December 31, 2011, compared to $114,121 in cash generated from operating activities for the year ended December 31, 2010.  Our positive cash flow from operating activities for the year ending December 31, 2011 was caused by a reduction in our net comprehensive loss and adjustments for the effects of non-cash items, which include depreciation and depletion expenses of $437,893 and stock-based compensation expense of $82,693.

Cash Used in Investing Activities

Cash flows used by investing activities for the year ending December 31, 2011 was $759,749, compared to $95,693 cash flows used by investing activities for the year ended December 31, 2009.  Our negative cash flow from investing activities for the year ending December 31, 2011 was primarily caused by investments in natural gas and oil working interests which were partially offset by sale proceeds of natural gas and oil working interests in the amount of $7,603.

Cash from Financing Activities

There were no cash flows used by or generated from financing activities for the year ending December 31, 2011 and December 31, 2010

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,472,683 since inception.  To achieve profitable operations, we may require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our accounting policies are disclosed in Note 2 of Notes to the Consolidated Financial Statements. During fiscal 2011, there were no material changes to these policies. Our more critical accounting policies are noted below:

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At December 31, 2011 and 2010, we had no overproduced imbalances.

Recent Accounting Pronouncements

In June 2011, authoritative guidance was issued on the presentation of comprehensive income.  Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. The changes in presentation of comprehensive will have no effect on the calculation of net income, comprehensive income or earnings per share.

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

ITEM 9.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team and no audit committee.   Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning directors, corporate governance and executive officers of the Company is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings “Election of Directors” and “Corporate Governance”, respectively, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011 (the “Proxy Statement”).

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

The information required by Item 11 concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors for Year Ended December 31, 2011.”

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

(c)            Financial Statements Excluded From Annual Report to Shareholders.

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Oil and Gas, Inc.

We have audited the accompanying consolidated balance sheets of Delta Oil and Gas, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the periods then ended. Delta Oil and Gas, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil and Gas, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) of the accompanying consolidated financial statements the Company has incurred recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans to continue as a going concern are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Mark Bailey & Company, Ltd.
Mark Bailey & Company, Ltd. Reno, Nevada
March 30, 2012

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31,	December 31,
	2011	2010
ASSETS

Current
Cash and cash equivalents	$258,228	$525,128
Restricted cash	10,662	8,370
Accounts receivable	192,117	252,589
Prepaid expenses	8,402	8,568

	469,409	794,655

Natural Gas And Oil Properties
Proved property	1,137,012	1,099,016
Unproved property	595,102	188,767

	1,732,114	1,287,783

Property, Plant and Equipment (net)	251	797

TOTAL ASSETS	$2,201,774	$2,083,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$182,080	$100,403
Project cost advanced received	18,742	5,424
Due to related party	45	22,849

	200,867	128,676
Long Term
Asset retirement obligation	16,567	19,121

TOTAL LIABILITIES	217,434	147,797

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
14,157,107 and 13,857,107 shares issued and
outstanding, respectively	14,157	13,857
Additional paid-in capital	7,297,901	7,173,508

Accumulative Other Comprehensive Income	144,965	154,310

Accumulated Deficit	(5,472,683)	(5,406,237)

TOTAL STOCKHOLDERS' EQUITY	1,984,340	1,935,438

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,201,774	$2,083,235

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)

	Years Ended
	December 31,
	2011	2010
Revenue

Natural gas and oil sales	$1,225,221	$861,170
Gain on sale of natural gas and oil properties	-	518,874
Management fee	-	4,301

	1,225,221	1,384,345
Costs And Expenses

Natural gas and oil operating costs	207,791	157,187
General and administrative	643,691	599,695
Accretion	2,295	2,118
Depreciation and depletion	437,893	184,537
Loss on sale of Investment	-	985,464

	1,291,670	1,929,001

Net Operating Loss	(66,449)	(544,656)

Other Income
Interest income	3	202

	3	202

Net Loss	(66,446)	(544,454)

Less: Net income/(loss) attributable to
the noncontrolling interest	-	(404)

Net Loss Before Other Comprehensive Loss	$(66,446)	$(544,858)

Other Comprehensive income/(Loss)

Foreign Currency Translation	(9,345)	59,892

Comprehensive Loss for the Years	$(75,791)	$(484,966)

Basic And Diluted Loss Per Common Share

Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Weighted Average Number Of Common Shares Outstanding

Basic	14,141,491	13,802,039
Diluted	14,141,491	13,802,039

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
For the years ended December 31, 2011 and 2010
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER OF COMMON SHARES VALUE	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	CUMULATIVE COMPREHENSIVE INCOME/(LOSS)	NON- CONTROLLING INTEREST	TOTAL	COMPREHENSIVE INCOME/(LOSS)

Balance, December 31, 2009	13,557,107	$13,557	$7,115,308	$(5,911,527)	$94,418	$81,887	$1,393,643	$-

Shares issued to President, CEO & CFO as	300,000	300	58,200	-	-	-	58,500	-
part of their compensation package at $0.195

Eliminate noncontrolling interest	-	-	-	81,887	-	(81,887)	-	-

Eliminate deficit on investment	-	-	-	967,857	-	-	967,857	-

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	59,892	-	59,892	59,892
Net loss for the year	-	-	-	(544,454)	-	-	(544,454)	(544,454)

Balance, December 31, 2010	13,857,107	13,857	7,173,508	(5,406,237)	154,310	-	1,935,438	(484,562)

Shares issued to President, CEO & CFO as	300,000	300	41,700	-	-	-	42,000	-
part of their compensation package at $0.14

Stock-based compensation	-	-	82,693	-	-	-	82,693	-

Comprehensive Income/(Loss):
Cumulative translation adjustment	-	-	-	-	(9,345)	-	(9,345)	(9,345)
Net loss for the year	-	-	-	(66,446)	-	-	(66,446)	(66,446)

Balance, December 31, 2011	14,157,107	$14,157	$7,297,901	$(5,472,683)	$144,965	$-	$1,984,340	$(75,791)

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)

	Years Ended
	December 31,
	2011	2010
Cash Flows From Operating Activities:

Net income/(loss) for the year	$(66,446)	$(544,454)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	2,295	2,118
Depreciation and depletion	437,893	184,537
Loss on sale of natural gas and oil properties	-	985,464
Stock-based compensation expense	82,693	-
Shares issued for services	42,000	58,500
Gain on sale of natural gas and oil properties	-	(518,874)

Changes in operating assets and liabilities:
Restricted cash	(2,292)	(8,370)
Eliminate cash in sales of investment	-	(11,772)
Accounts receivable	85,472	(182,093)
Accounts payable and accrued liabilities	(70,101)	62,521
Project cost advance received	13,318	5,424
Due to related party	(22,804)	21,322
Franchise tax prepaid	-	1,004
Prepaid expenses	166	8,896
Advancement for oil and gas exploration costs	-	49,898

Net Cash Generated In Operating Activities	502,194	114,121

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	7,603	705,949
Purchase of natural gas and oil working interests	(767,352)	(801,642)

Net Cash Used In Investing Activities	(759,749)	(95,693)

Cash Flows From Financing Activities:	-	-

Net (Decrease)/Increase In Cash And Cash Equivalents	(257,555)	18,428

Effect of foreign currency adjustments on cash	(9,345)	59,892

Cash And Cash Equivalents at beginning of year	525,128	446,808

Cash And Cash Equivalents at end of year	$258,228	$525,128

Supplemental Disclosures Of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President & CFO and CEO as part of their	$42,000	$58,500
compensation package

Investment in natural gas and oil working interests included in accounts payable	$151,778	$-

Sales proceeds of natural gas and oil working interests included in accounts receivable	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,472,683 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2011
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

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition (continued)

interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at December 31, 2011 and 2010, the Company had no overproduced imbalances.

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

h)    Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the three wells that are being drilled at this location.

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at three financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $98,330, the amount that may be subject to credit risk for the year ended December 31, 2011 is $159,898.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As the company is reporting net losses in both periods, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Basic and Diluted earnings per share computation:
Income (Loss) from continuing operations and net Income (loss)	$(66,446)	$(544,454)
Weighted Average Basic shares outstanding	14,141,491	13,802,039
Basic and Diluted earnings (loss) per share	$(0.00)	$(0.04)

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, prepaid expenss, accounts payable and accrued liabilities and project cost advance received.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (continued)

r)     Stock-Based Compensation (continued)

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

3.            RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, authoritative guidance was issued on the presentation of comprehensive income.  Specifically, the guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This guidance will be applied retrospectively and will be effective for our interim and annual reporting periods beginning after December 15, 2011. The changes in presentation of comprehensive will have no effect on the calculation of net income, comprehensive income or earnings per share.

4.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2010	Additions	Disposals	Transfer from unproved properties	Depletion for the period	December 31, 2011

USA properties	$1,099,016	$69,918	$(31,435)	$436,861	$(437,348)	$1,137,012

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

The working interest of Plaster #1-1 was sold in April 2011. The net proceeds were $7,603.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties – Descriptions (continued)

i.     Oklahoma, USA (continued)

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

iv.    Willows Gas Field, California, U.S.A

Through the Company’s former subsidiary, The Stallion Group (“Stallion”), the Company acquired a well working interest in California, U.S.A.  On October 15, 2007, Stallion agreed to participate in the drilling program to be conducted by Production Specialties Company (“PSC”).  Stallion shall pay for the initial test well, 12.5% of 100% of all costs and expenses of drilling, completing, testing and equipping the Wilson Creek #1-27, to earn 6.25% working interest.  As of December 31, 2009, Stallion had expended $195,971 for the costs of Wilson Creek #1-27 and $60,000 for 3D seismic in the prospect area.  Wilson Creek #1-27 started producing gas in April 2008.  On December 10, 2010, it was sold to the Company for $9,982.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

In August 2010, the first exploration well, Donner #1, started producing, the cost amounted to $304,479 was moved to the proven cost pool for depletion.  During August 2011, the second exploration well, Donner#2, commenced production and the cost of $417,041 was moved to the proven cost pool for depletion.

vi.    California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has a 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, California 1-1 started producing, the cost amounted to $329,804 was moved to the proven cost pool for depletion.

The working interest of California 1-1 was sold on December 1, 2011.  It was sold for $25,000.

b)     Unproved Properties

Properties	December 31, 2010	Addition	Disposals	Transfer to proved properties	December 31, 2011

USA properties	$188,767	$849,213	$(6,017)	$(436,861)	$595,102

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2011, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2011	2010	2009	2008 and Prior
Property acquisition costs and transfer to proved property pool	$-	-	(37,775)	17,900	19,875
Exploration and development	$595,102	406,335	(258,345)	(163,389)	610,501
Capitalized interest	$-	-	-	-	-
Total	$595,102	406,335	(296,120)	(145,489)	630,376

i.      King City, California, USA

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
December 31, 2011
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

The first exploration well, Donner #1, started producing in August 2010, the cost amounted to $304,479 was moved to the proven cost pool for depletion. Donner #2 started producing in August 2011, the cost amounted to $417,041 was moved to the proven cost pool for depletion.

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

6.             CURRENT LIABILITIES

The Company received $18,742 as of December 31, 2011 from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first and second exploration wells.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

7.            INCOME TAXES

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

Income tax expense for the years ended December 31, 2011 and 2010 consists of the following:

	December 31,	December 31,
	2011	2010

State income taxes	$-	$2,377
Net income tax expense	$-	$2,377

The effective income tax rate for years ended December 31, 2011 and December 31, 2010 differs from the U.S. Federal statutory income tax rate due to the following:

	December 31,	December 31,
US	2011	2010
Federal statutory income tax rate	35.00%	34.00%
State income taxes (average), net of federal benefit	-	6.12%
Permanent Differences	0.02%	-
Foreign Rate Difference	(15.67%)	-
Valuation allowance	(19.35%)	(40.12%)
Net income tax provision (benefit)	-	-

Canada
Federal statutory income tax rate	15.00%	15.00%
Provincial income taxes	12.00%	12.00%
Valuation allowance	(27.00%)	(27.00%)
Net income tax provision (benefit)	-	-

The current income and loss components of the deferred tax assets/(liabilities) as of December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010

US operating loss/(profit)	$(318,774)	$613,995
Canadian operating loss	385,220	179,236
	$66,446	$793,231

The Company has estimated $4,323,746 (2010: $4,427,208) of net operating loss carry forwards and will begin to expire on between, 2016 and 2031.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

7.            INCOME TAXES (continued)

The cumulative components of the deferred tax assets and liabilities as of December 31, 2011 and as of December 31, 2010 are as follows:

US	December 31,	December 31,
	2011	2010
Operating loss carry forward	$589,200	$858,126
Non-Qualified Stock Options	34,159	-
Accumulated Depletion	(38,593)	-
Net deferred tax asset	584,766	585,126
Valuation allowance	(584,766)	(585,126)
	$-	$-

Canada	December 31,	December 31,
	2011	2010
Canadian operating loss carry forward	$712,913	$787,025
Resources pools Canada - available for expense	634,936	878,416
Resource assets capitalized	394,364	518,329
Net deferred tax asset	1,742,213	2,183,770
Valuation allowance	(1,742,213)	(2,183,770)
	$-	$-

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities. The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2011 and 2010, the Company had not incurred interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing authorities are those for the years ended December 31, 2011, 2010, 2009 and 2008.

8.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2011 and December 31, 2010, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

8.            ASSET RETIREMENT OBLIGATIONS (continued)

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells.

The information below reflects the change in the asset retirement obligations during the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Balance, beginning of the year	$19,121	$21,487
Liabilities assumed	-	5,160
Revisions	(4,849)	(9,645)
Accretion expense	2,295	2,118
Balance, end of the year	$16,567	$19,121

9.            SHARE CAPITAL

i.     Common Stock

On March 8, 2010, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price per share on March 8, 2010 was $0.195.

On January 19, 2011, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price per share on January 19, 2011 was $0.14.

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2011 or December 31, 2010.

ii.     Stock Options

Compensation expense related to incentive stock options granted is recorded at fair value as calculated using the Black-Scholes option pricing model.  Compensation expense was $82,693 for the year ended December 31, 2011 and nil for the year ended December 31, 2010.  The changes in stock options are as follows:

	Number	Weighted average exercise price
Balance outstanding, December 31, 2010	900,000	$0.120
Granted	600,000	0.135
Expired	-	-
Exercised	-	-
Balance outstanding, December 31, 2011	1,500,000	$0.128

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	December 31, 2011	December 31, 2010
Risk-fee interest rate	1.95%	-
Expected life of the option	5 year	-
Expected volatility	214%	-
Expected dividend yield	-	-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

9.            SHARE CAPITAL (continued)

The following table summarized information about the stock options outstanding as at December 31, 2011:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.150	100,000	0.27	100,000
$0.120	800,000	0.92	800,000
$0.135	600,000	4.05	600,000

10.         RELATED PARTIES

During the year ended December 31, 2011, the Company paid $319,140 (December 31, 2010 - $285,297) for consulting fees and $44,633 (December 31, 2010 - $42,447) for accounting services to Companies controlled by directors and officers of the Company.  There was $45 (December 31, 2010 - $22,849) payable to directors and officers of the Company for the consulting fees and the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On January 19, 2011, the Company issued 300,000 shares of common stock in consideration for services rendered by officers of the Company.  The price per share on January 19, 2011 was $0.14.  The total cost of $42,000 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

On January 19, 2011, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.135 for 5 years.  The price per share on January 19, 2011 was $0.14.  The total cost of $82,693 was recorded in the compensation expense for options granted and was included in the general and administration expense.

11.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$95,000 per year and issue 100,000 common shares of the Company on the anniversary of their consulting agreement.  The agreement automatically renews after one year for a further 12 months.

12.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of December 31, 2011, we recognized $108,122 in revenue from the Joe Murray Farms well and $108,122 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

13.          SEGMENTED INFORMATION

In accordance with Accounting Standards Codification, Segment Reporting, the Company has identified only one operating segment, which is the exploration and production of oil and natural gas.  All of the Company’s oil and gas properties are located in the United States and Canada (refer to note 4), and all revenues are attributable to United States and Canada as follows:

	December 31, 2011	December 31, 2010
Revenue
United States	$1,225,221	$728,924
Canada	-	655,421
Total Revenue	$1,225,221	$1,384,345

Assets
United States	$1,888,400	$1,539,691
Canada	313,374	543,544
Total Assets	$2,201,774	$2,083,235

Liabilities
United States	$217,205	$122,930
Canada	229	24,867
Total Liabilities	$217,434	$147,797

14.           SUBSEQUENT EVENTS

On February 22, 2012, the Company authorized the issuance of 300,000 common shares to its directors and officers.

On March 21, 2012, the Company issued 600,000 stock options at an exercise price of $0.13 per share, to its directors and officers.  The stock options will expire on March 20, 2017.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

15.           UNAUDITED OIL AND GAS RESERVE QUANTITIES

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2011, 2010 and, 2009

2009
Property acquisition costs	USA	Canada
Proved	27,750	-
Unproved	17,900	-
Development costs	-	-
Exploratory costs	424,678	79,430
Oil and gas expenditures	470,328	79,430
2010
Property acquisition costs	USA	Canada
Proved	17,900	-
Unproved	(17,900)	-
Development costs	-	-
Exploratory costs	1,741,655	(180,681)
Oil and gas expenditures	1,741,655	(180,681)

2011
Property acquisition costs	USA	Canada
Proved	-	0
Unproved	-	0
Development costs	-	0
Exploratory costs	919,131	0
Oil and gas expenditures	919,131	0

The following unaudited reserve estimates presented as of December 31, 2011 and 2010 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

15.           UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, December 31, 2009	42,790	131,610
Revisions of previous estimate	49,180	-
Discoveries	181,000	128,000
Reserves sold to third party	(19,000)	-
Production	(34,880)	(85,680)
Estimated quantity, December 31, 2010	219,090	173,930
Revisions of previous estimate	(217,773)	(62,821)
Discoveries	55,861	180,480
Reserves sold to third party	-	(25,981)
Production	(8,228)	(108,978)
Estimated quantity, December 31, 2011	48,950	156,630

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
December 31, 2011	31,890	17,060	48,950
December 31, 2010	89,690	129,400	219,090

Gas (MCF)
December 31, 2011	132,050	24,580	156,630
December 31, 2010	165,150	8,780	173,930

UNAUDITED STANDARIZED MEASURE

The following information has been developed utilizing procedures prescribed by ASC 932-235 Extractive Activities - Oil and Gas Notes to the Financial Statements and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

	December 31, 2011	December 31, 2010
Future Cash inflows	$5,143,486	$8,489,300
Future production costs	(1,178,922)	(1,374,687)
Future development costs	(283,677)	(415,750)
Future income tax expense	(421,940)	(427,924)
Future cash flows	3,258,947	6,270,939
10% annual discount for estimated timing of cash flows	(868,923)	(1,509,012)
Standardized measure of discounted future next cash	$2,390,024	$4,761,927

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Stated in U.S. Dollars)

15.           UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	December 31, 2011	December 31, 2010
Beginning of year	$4,761,827	$1,162,410
Sales and transfers of oil and gas produced, net production costs	(3,345,814)	5,345,940
Net changes in prices and production costs and other	195,765	(354,717)
Net changes due to discoveries	-	(741,812)
Changes in future development costs	132,073	(400,500)
Revisions of previous estimates	-	-
Other	640,189	-
Net change in income taxes	5,984	(249,494)
Accretion discount	-	-
Future cash flows	(2,371,803)	3,599,417
End of year	$2,390,024	$4,761,827

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2012.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:  /s/ Christopher Paton-Gay
              Christopher Paton-Gay
              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	March 30, 2012
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas N. Bolen	March 30, 2012
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	March 30, 2012
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002

3.2	Articles of Amendment to the Restated Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report of Form 10-Q for the period ended September 30, 2009.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.

3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Form 10-K for the year ended December 31, 2009

10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007

10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009

10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009

10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009

10.6	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Warwick Management Services	Exhibit 10.1 of Delta’s Form 8-K filed March 9, 2010

10.7	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Last Mountain Management Ltd.	Exhibit 10.2 of Delta’s Form 8-K filed March 9, 2010

10.8	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and CPG Consulting Ltd.	Exhibit 10.3 of Delta’s Form 8-K filed March 9, 2010

10.9	Delta 2010 Incentive Compensation Plan	Exhibit 10.1 of Delta’s Form 8-K filed March 12, 2010

10.10	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta's Form 10-K for the year ended December 31, 2009

10.11	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta's Form 10-K for the year ended December 31, 2009

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.12	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of Delta’s Form 8-K dated August 9, 2010.

10.13	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2010

14.1	Code of Ethics and Conduct	Exhibit 10.1 of Delta’s Form 10-KSB filed on April 19, 2004

21.1	Subsidiaries of Delta.		X

23.1	Consent of Harper & Associates, Inc.		X

23.2	Consent of Deloitte & Touche LLP		X

23.3	Consent of Independent Registered Public Accounting Firm		X

31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Report of Harper & Associates, Inc. independent consulting engineers		X

99.2	Report of Deloitte & Touche LLP independent consulting engineers		X