Form 10-Q
period 2012-03-31
DELTA OIL & GAS INC
filed 2012-05-15
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒   Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2012
Common Stock, $0.001 par value	14,457,107

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2012 are as follows:

F-1	Unaudited Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011;

F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$30,250	$258,228
Restricted cash	28,573	10,662
Accounts receivable	127,797	192,117
Prepaid expenses	17,503	8,402

	204,123	469,409

Natural Gas And Oil Properties
Proved property	1,144,369	1,137,012
Unproved property	637,917	595,102

	1,782,286	1,732,114

Property, Plant and Equipment (net)	117	251

TOTAL ASSETS	$1,986,526	$2,201,774

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$16,185	$182,080
Project cost advanced received	29,545	18,742
Due to related party	246	45

	45,976	200,867
Long Term
Asset retirement obligation	17,064	16,567

TOTAL LIABILITIES	63,040	217,434

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
14,157,107 and 14,157,107 shares issued and
outstanding, respectively	14,157	14,157
Additional paid-in capital	7,339,475	7,297,901

Accumulative Other Comprehensive Income	146,790	144,965

Accumulated Deficit	(5,576,936)	(5,472,683)

TOTAL STOCKHOLDERS' EQUITY	1,923,486	1,984,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,986,526	$2,201,774

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue

Natural gas and oil sales	$126,718	$410,524

	126,718	410,524
Costs And Expenses

Natural gas and oil operating costs	34,056	60,888
General and administrative	170,688	246,236
Accretion	497	573
Depreciation and depletion	25,766	164,386

	231,007	472,083

Net Loss	(104,289)	(61,559)

Other Income
Interest income	36	-

	36	-

Net Loss Before Other Comprehensive Loss	$(104,253)	$(61,559)

Other Comprehensive income/(Loss)

Foreign Currency Translation	1,825	1,507

Comprehensive Loss for the Periods	$(102,428)	$(60,052)

Basic And Diluted Loss Per Common Share

Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding

Basic	14,157,107	14,093,774
Diluted	14,157,107	14,093,774

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:

Net income/(loss) for the period	$(104,253)	$(61,559)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	497	574
Depreciation and depletion	25,766	164,386
Stock-based compensation expense	41,574	41,346
Shares issued for services	-	42,000

Changes in operating assets and liabilities:
Accounts receivable	70,113	(4,286)
Accounts payable and accrued liabilities	(165,895)	(18,070)
Restricted cash	(17,911)	(141,661)
Project cost advance received	10,803	85,070
Due to related party	201	(22,849)
Prepaid expenses	(9,101)	172

Net Cash (Used)/Generated In Operating Activities	(148,206)	85,123

Cash Flows From Investing Activities:

Purchase of natural gas and oil working interests	(81,597)	(74,105)

Net Cash Used In Investing Activities	(81,597)	(74,105)

Cash Flows From Financing Activities:	-	-

Net (decrease)/increase In Cash And Cash Equivalents	(229,803)	11,018

Effect of Foreign Currency Adjustments on Cash	1,825	1,507

Cash And Cash Equivalents at Beginning of the Periods	258,228	525,128

Cash And Cash Equivalents at End of the Period	$30,250	$537,653

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President & CFO and CEO as part of their	$-	$42,000
compensation package

Sales proceeds of natural gas and oil working interests included in	$30,793	$-
accounts receivable

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with  United States generally accepted accounting principles have been condensed or omitted pursuant to such rules  and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial  statements be read in conjunction with the December 31, 2011 audited consolidated financial statements and  notes thereto.  The results of the operations for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,576,936 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
March 31, 2012
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at March 31, 2012 and 2011, the Company had no overproduced imbalances.

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

h)    Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the first and second well that is being drilled at this location.

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at three financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $100,250, the amount that may be subject to credit risk for the three months ended March 31, 2012 is $nil.

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
March 31, 2012
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

As the company is reporting net losses in both periods, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Basic and Diluted earnings per share computation:
Loss from continuing operations and net loss	$(104,253)	$(61,559)
Basic shares outstanding	14,157,107	14,093,774
Basic and Diluted earnings (loss) per share	$(0.01)	$(0.00)

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
March 31, 2012
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

p)    Financial Instruments

The FASB Accounting Standards Codification Financial Instruments Topic requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, prepaid expenses, accounts payable and accrued liabilities and project cost advance received.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximate to their carrying values.

q)    Comprehensive Loss

The Reporting Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statement of Operations.

r)      Stock-Based Compensation

The Company records stock-based compensation in accordance with the Share-Based Payments the of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

The Shared Based Payments requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

r)      Stock-Based Compensation (continued)

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

4.             NATURAL GAS AND OIL PROPERTIES

a)     Proved Properties

Properties	December 31, 2011	Additions	Disposals	Transfer from unproved properties	Depletion for the period	March 31, 2012

USA properties	$1,137,012	$38,782	$(5,793)	$-	$(25,632)	$1,144,369

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
March 31, 2012
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
March 31, 2012
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

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

The working interest of California 1-1 was sold on December 1, 2011, the net proceeds was $31,250.

b)     Unproved Properties

Properties	December 31, 2011	Addition	Disposals	Transfer to proved properties	March 31, 2012

USA properties	$595,102	$42,815	$-	$-	$637,917

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2012	2011	2010	2009 and Prior

Property acquisition costs and transfer to proved property pool	$-	-	-	(37,775)	37,775
Exploration and development	$637,917	42,815	406,335	(258,345)	447,112

Total	$637,917	42,815	406,335	(296,120)	484,887

    Properties in U.S.A.

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

\

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

6.             CURRENT LIABILITIES

The Company received $29,545 as of March 31, 2012 (December 31, 2011 - $18,742) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first and second exploration wells.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)

7.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of March 31, 2012 and December 31, 2011, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective well

The information below reflects the change in the asset retirement obligations during the period ended March 31, 2012 and year ended December 31, 2011:

	March 31, 2012	December 31, 2011

Balance, beginning of the year	$16,567	$19,121
Liabilities assumed	-	-
Revisions	-	(4,849)
Accretion expense	497	2,295
Balance, end of the period	$17,064	$16,567

8.            SHARE CAPITAL

i.     Common Stock
On January 19, 2011, the Company issued 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of January 19, 2011 was $0.14.

Preferred Stock

The Company did not issue any preferred stock during the period ended March 31, 2012 (December 31, 2011 - Nil).

ii.     Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $41,574 for the period ended March 31, 2012 and $82,693 for the year ended December 31, 2011.  The changes in stock options are as follows:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (continued)

	Number	Weighted average exercise price

Balance outstanding, December 31, 2011	1,500,000	$0.128
Granted	600,000	0.130
Expired	-	-
Exercised	-	-
Balance outstanding, March 31, 2012	2,100,000	$0.129

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	March 31, 2012	December 31, 2011

Risk-fee interest rate	1.15%	1.95%
Expected life of the option	5 year	5 year
Expected volatility	228%	214%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at March 31, 2012:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares
$0.150	100,000	0.02	100,000
$0.120	800,000	0.67	800,000
$1.135	600,000	3.80	600,000
$0.130	600,000	4.97	300,000

9.            RELATED PARTIES

During the period ended March 31, 2012, the Company paid $67,426 (March 31, 2011 - $91,269) for consulting fees and $11,516 (March 31, 2011 - $11,028) for accounting services to Companies controlled by directors and officers of the Company.  There was $246 (December 31, 2011 - $45) payable to directors and officers of the Company for the consulting fees and the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On January 19, 2011, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the share as of January 19, 2011 was $0.14.  The total cost of $42,000 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

On January 19, 2011, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.135 for 5 years.  The price of the share on January 19, 2011 was $0.14.  The total cost of $82,693 was recorded in the compensation expense for options granted and was included in the general and administration expense.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Stated in U.S. Dollars)

9.            RELATED PARTIES (continued)

On March 21, 2012, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.13 for 5 years.  The price of the share on March 21, 2012 was $0.14.  The total cost of $41,574 was recorded in the compensation expense for options granted and was included in the general and administration expense.

10.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD $90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

11.          CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 31, 2012, we recognized $120,902 in revenue from the Joe Murray Farms well and $120,902 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

12.          SUBSEQUENT EVENTS

On February 22, 2012, the Company authorized the issuance of 300,000 common shares to its directors and officers, the shares were issued on April 2, 2012.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under “Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We are engaged in the acquisition, development and production of oil and natural gas properties in North America.  We seek to acquire and develop properties with undeveloped reserves that are economically attractive to us.  We will employ expertise in geological and geophysical areas to mitigate, as far as possible, the inherent risk of oil and gas exploration.  We seek to create value and reduce risks through the acquisition and development of property interests in areas that:

•	have significant undeveloped reserves;

•	are in close proximity to developed markets for oil and natural gas;

•	have existing infrastructure or the ability to install our own infrastructure of oil and natural gas; and pipelines and production platforms.

During the first and second quarters of 2010, management engaged in a detailed strategic review of all of our development lands, exploratory lands and working interest partners held at that time.  The outcome of these reviews lead to an internal declaration of core and non-core properties. Those properties within the “Core” were to receive priority focus for development and expansion and those in the “Non-Core” grouping were to be considered as low priority for development and considered for divestment should offers fall within range of what management believes are their true values.

Historically, we have taken small working interest positions in multiple and diverse projects.  Under our new Core / Non-Core strategy, we will generally focus on larger working interest relationships in substantive project areas and move to strategically explore and develop those projects.  We believe that this core strategy will enable us to develop Delta Oil and Gas to the next level in its growth towards becoming a more significant oil and natural gas producing entity.

Our current focus is on the exploration of our Core land portfolio comprised of working interests in acreage in King City, California and Eastern Texas.

Our producing interests in South Central, Oklahoma contribute strong cash flow, but because our working interests fall below management’s threshold for participating working interest percentages and with little or no opportunity to increase these percentages, this portfolio of lands has been designated as Non-Core.

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

Following our disposition of a 60% interest in the Leases to Hillcrest Resources Ltd. (‘Hillcrest”) in December 2009, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We have drilled and completed the first two exploration holes.  Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties, according to the following table:

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

We paid our proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The Donner #1was completed and went into production during the quarter ended September 30, 2010.  On August 4, 2011, we successfully driller and completed the second well (the “Donner #2”).  The following represents the revenue from the drilling program:

Well Name	Three months ended March 31, 2012	Three months ended March 31, 2011

Donner #1	$58,913		$101,945

Donner #2	$8,883	$	nil

The reduction in revenue for Donner #1 was caused by a reduction in working interest as the after payout amount was achieved.  Donner #2 was not in production for the corresponding period three months ending March 31, 2011.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  We were encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets. The first exploration well was drilled in November 2011 at a cost of $608,084.  The logs indicated potential pay zones and we are currently in the process of completing a test well with a view toward full production if the tests indicate an economic potential, which cannot be assured.

Lonestar Prospect, California, USA

On September 1, 2010, we entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  We are obligated to pay 25% of the costs in order to earn a 20% working interest in the initial well, named internally  as California #1-1.  As at March 31, 2012, the Company had expended an aggregate of $329,804 in drilling and completion costs for California #1-1.  In November 2010, this well was fully logged and tested and a 9,000 foot wholly owned pipeline installed.  The well started production during November 2010, and the costs have been transferred to the proved costs pool for depletion.

The following represents the revenue from the California #1-1:

Well Name	Three months ended March. 31, 2012	Three months ended March 31, 2011

California #1-1	$Nil	$185,792

We did not generate any revenue from the California #1-1 during the first quarter of 2012 due to our disposition of our working interest in the California #1-1 on December 1, 2011 for net proceeds of $31,500.

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

Well Name	Three months ended, March 31, 2012	Three months ended, March 31, 2011

Jackson #1-18	$nil	$661
Miss Gracie #1-18	$16,857	$51,055
Joe Murray Farms	$12,780	$36,818

The decrease in revenues for Miss Gracie #1-18 and Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.  We did not generate any revenue from the Jackson #1-18 during the first quarter of 2012 because the well was plugged and abandoned in August 2011.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.   Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the three months ended March 31, 2012 and March 31, 2011 reflects fifty percent (50%) of the total revenues  generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $120,902 in revenue from the Joe Murray Farms well and $120,902 is the amount as of March 31, 2012 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended March 31, 2012 was $2,485 (March 31, 2011: $6,588).  The decrease in revenue is due to the decline in reserves.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended March 31, 2012 was $4,099 (March 31, 2011: $6,782), the decrease in revenue was caused by a decrease in natural gas prices.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended March 31, 2012 was $10,440 (March 31, 2011: $11,889).  The decrease in revenue for the three months was caused by the decline in production and a decline in natural gas prices.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $5,139 for the three months ended March 31, 2012 (March 31, 2011: $6,998).  The decrease is due to a reduction in production from this well.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three months ended March 31, 2012 was $nil (March 31, 2011: $1,994).

For the Three Months Ended March 31, 2012 and 2011

Revenues

We generated total revenue of $126,718 for the three months ended March 31, 2012, a decrease of 69% from revenues of $410,524 for the three months ended March 31, 2011.  The decrease in revenues from natural gas and oil sales was due to the disposal of the California #1-1 well in the Lonestar Prospect and the reduction in production from our wells in Oklahoma, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $231,007 for the three months ended March 31, 2012, a 51% decrease from costs and expenses of $472,083 for three months ended March 31, 2011.  The significant decrease in costs was primarily attributable to reduced depletion and depreciation charges and general/administration costs.

Other changes in our costs and expenses for the three months ended March 31, 2012, when compared the three months ended March 31, 2011, are described below:

•
Natural gas and oil operating costs for the three months ended March 31, 2012 decreased to $34,056 from $60,888 for the three months ended March 31, 2011, a decrease of 44%.  The decrease in natural gas and oil operating costs was caused by the reduction in production when compared to the same period in the prior year.

•
General and administrative costs for the three months ended March 31, 2012 decreased to $170,688 from $246,236 for the three months ended March 31, 2011, a decrease of 31%.  The decrease was primarily caused by a decrease in stock based compensation of $41,574, when compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the three months ended March 31, 2012 decreased to $25,766 from $164,386.  The decrease was caused by a decrease in production as a proportion of the Company’s reserves, from our natural gas and oil wells, in particular, our wells located in Texas and Oklahoma.

Net Operating Loss

The net operating loss for the three months ended March 31, 2012 was $104,289, compared to a net operating loss of $61,559 for the three months ended March 31, 2011, due to the factors described above.

Other Income and Expense

We reported other net income of $36 for the three months ended March 31, 2012, as compared to other net income of $nil the three months ended March 31, 2011.  Other income was attributable to interest received on bank deposits.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended March 31, 2012 was $102,428, compared to a net loss of $60,052 for the three months ended March 31, 2011.

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

	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	Jun 30, 2010
	$	$	$	$	$	$	$	$
Revenue	126,718	190,158	219,471	405,068	410,524	358,700	693,894	206,319
Operating Costs	(231,007)	(278,931)	(217,855)	(323,601)	(471,283)	(1,280,437)	(194,407)	(201,940)
Non-cash items *	67,837	81,795	103,580	129,479	247,732	985,464	-	-
Net Income/(loss)	(36,452)	(6,978)	105,196	210,946	186,973	64,327	499,395	1,695

*Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $204,123 and total current liabilities in the amount of $45,976.  As a result, we had working capital of $158,327 as of March 31, 2012.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand will not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we will require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2012.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities used $148,206 in cash for the three months March 31, 2012, compared to $85,123 cash generated in operating activities for the three months March 31, 2011.  Our negative cash flow for the three months March 31, 2012 was caused by a decrease in revenues earned and an increase in net loss during such period which was partially offset by an overall reduction in cash expenses for the period.  Our accounts payable as of March 31, 2012 decreased to $16,185, a decrease of $165,895 from $182,080 as of December 31, 2011.

Cash Used in Investing Activities

Cash flows used in investing activities for the three months March 31, 2012 was $81,597, compared to $74,105 cash used in investing activities for the three months March 31, 2011.  All cash used in investment activities during the three months March 31, 2012 and 2011 related to investments in natural gas and oil working interests.

Cash from Financing Activities

There were no cash flows used by or generated from financing activities for the three months ended March 31, 2012 and March 31, 2011.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,576,936 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP.  For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, where management identified material weaknesses based on the size of our company and the fact that we have only one financial expert on our management team and no audit committee.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 31, 2012, we recognized $120,902 in revenue from the  Joe Murray Farms well and $120,902 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 1A.    Risk Factors.

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2,  see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we issued to consultants in exchange for services rendered options to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $0.135 exercisable for a period of 5 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Delta Oil & Gas, Inc.

Date:	May 15, 2012

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	May 15, 2012
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2012

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