Form 10-Q
period 2012-06-30
DELTA OIL & GAS INC
filed 2012-08-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2012
Common Stock, $0.001 par value	14,457,107

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2012 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011;

F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$33,180	$258,228
Restricted cash	15,293	10,662
Accounts receivable	85,378	192,117
Prepaid expenses	25,046	8,402

	158,897	469,409

Natural Gas And Oil Properties
Proved property	1,174,415	1,137,012
Unproved property	637,917	595,102

	1,812,332	1,732,114

Property, Plant And Equipment (Net)	-	251

TOTAL ASSETS	$1,971,229	$2,201,774

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$109,204	$182,080
Project cost advanced received	21,625	18,742
Due to related party	-	45

	130,829	200,867
Long Term
Asset retirement obligation	17,561	16,567

TOTAL LIABILITIES	148,390	217,434

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
14,457,107 and 14,157,107 shares issued and
outstanding, respectively	14,457	14,157
Additional paid-in capital	7,425,756	7,297,901

Accumulative Other Comprehensive Income	145,230	144,965

Accumulated Deficit	(5,762,604)	(5,472,683)

TOTAL STOCKHOLDERS' EQUITY	1,822,839	1,984,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,971,229	$2,201,774

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Income/(Loss)
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue

Natural gas and oil sales	$121,057	$405,068	$247,775	$815,592

	121,057	405,068	247,775	815,592
Costs And Expenses

Natural gas and oil operating costs	40,049	54,009	74,105	114,897
General and administrative	232,091	148,241	402,779	394,477
Accretion	497	574	994	1,147
Depreciation and depletion	33,806	120,777	59,572	285,163

	306,444	323,601	537,450	795,684

Net Operating Income/(Loss)	(185,386)	81,467	(289,675)	19,908

Other Income And Expense
Interest income	-	4	36	4
Interest expense	(282)	-	(282)	-

	(282)	4	(246)	4

Net Income/(Loss) Before Other Comprehensive Loss	$(185,668)	$81,471	$(289,921)	$19,912

Other Comprehensive Income/(Loss)

Foreign currency translation	(1,560)	4,441	265	5,948

Comprehensive Income/(Loss) For The Periods	$(187,228)	$85,912	$(289,656)	$25,860

Basic And Diluted Loss Per Common Share

Basic	$(0.01)	$0.01	$(0.02)	$0.00
Diluted	$(0.01)	$0.01	$(0.02)	$0.00

Weighted Average Number Of Common Shares Outstanding

Basic	14,450,514	14,157,107	14,303,811	14,125,616
Diluted	14,450,514	14,408,350	14,303,811	14,380,631

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:

Net income/(loss) for the period	$(289,921)	$19,912

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	994	1,148
Depreciation and depletion	59,572	285,163
Loss on sale of natural gas and oil properties	-	8,128
Stock-based compensation expense	86,155	41,346
Shares issued for services	42,000	42,000

Changes in operating assets and liabilities:
Accounts receivable	106,739	(240)
Accounts payable and accrued liabilities	(72,876)	(77,012)
Restricted cash	(4,631)	(111,430)
Project cost advance received	2,883	78,479
Due to related party	(45)	479
Prepaid expenses	(16,644)	(18,814)

Net Cash (Used)/Generated In Operating Activities	(85,774)	269,159

Cash Flows From Investing Activities:

Purchase of other equipment	-	-
Sale proceeds of natural gas and oil working interests	-	7,603
Investment in natural gas and oil working interests	(139,539)	(310,303)

Net Cash Used In Investing Activities	(139,539)	(302,700)

Cash Flows From Financing Activities	-	-

Net Decrease/Increse In Cash And Cash Equivalents	(225,313)	(33,541)

Effect of Foreign Currency Adjustments on Cash	265	5,948

Cash And Cash Equivalents at Beginning of the Periods	258,228	525,128

Cash And Cash Equivalents at End of the Period	$33,180	$497,535

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300.000 shares issued to the President, CFO and CEO as part of their	$42,000	$42,000
compensation package

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2012 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,762,604 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

d)    Asset Retirement Obligations

The Company has adopted “Accounting for Asset Retirement Obligations” of the FASB Accounting Standards Codification, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow discounted at the Company’s credit-adjusted risk-free interest rate.

e)    Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

f)    Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at June 30, 2012 and 2011, the Company had no overproduced imbalances.

g)    Cash and Cash Equivalent

Cash consists of cash on deposit with high quality major financial institutions, and to date, the Company has not experienced losses on any of its balances.  The carrying amounts approximated fair market value due to the liquidity of these deposits.  For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

h)     Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the first and second well that is being drilled at this location.

i)      Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at three financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $98,222, the amount that may be subject to credit risk for the six months ended June 30, 2012 is $nil.

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
June 30, 2012
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

As the company is reporting net loss in the period ended June 30, 2012, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  For the period ended June 30, 2011, the dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  The table below presents the computation of basic and diluted earnings per share for the six months ended Jun 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Basic earnings per share computation:
Income (Loss) from continuing operations and net income loss	$(289,921)	$19,912
Basic shares outstanding	14,303,811	14,125,616
Basic earnings (loss) per share	$(0.02)	$0.00

Diluted earnings per share computation:
Income (Loss) from continuing operations	$(289,921)	$19,912
Basic shares outstanding	14,303,811	14,125,616
Incremental shares from assumed conversions:
Stock options	-	255,015
Diluted shares outstanding	14,303,811	14,380,631
Diluted earnings (loss) per share	$(0.02)	$0.00

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
June 30, 2012
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

4.             NATURAL GAS AND OIL PROPERTIES

a)     Proved Properties

Properties	December 31, 2011	Additions	Disposals	Transfer from unproved properties	Depletion for the period	June 30, 2012

USA properties	$1,137,012	$102,517	$(5,793)	$-	$(59,321)	$1,174,415

a)    Proved Properties – Descriptions

Properties in U.S.A.

i.     Oklahoma, USA

2006-3 Drilling Program

In April 2007, the Company entered into the 2006-3 Drilling Program for a buy-in cost of $113,700 which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.  In September 2007, Wolf #1-7 was abandoned. Its cost amounting to $70,495 was moved to the proven cost pool for depletion.  In October 2007, Ruggles #1-15 was also abandoned and the cost of $84,506 was moved to the proven cost pool for depletion.

In the 2006-3 Drilling Program, Elizabeth #1-25 was plugged and abandoned on February 7, 2008.  Its cost amounting to $127,421 was moved to the proven cost pool for depletion.  Plaster #1-11 and Dale #1-15 started producing in January and February 2008, respectively. Total cost of $205,064 was moved to the proven cost pool.  Loretta #1-22 was plugged and abandoned in 2009; its cost amounting to $139,334 was moved to the proved cost pool.

The working interest of Plaster #1-1 was sold on April 2011, the net proceeds was $7,603.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

In August 2010, the first exploration well, Donner #1, started producing, the cost amounting to $304,479 was moved to the proven cost pool for depletion.  During August 2011, the second exploration well, Donner#2, commenced production and the cost of $417,041 was moved to the proven cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

iii.  California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has a 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, California 1-1 started producing, the cost amounting to $329,804 was moved to the proven cost pool for depletion.

The working interest of California 1-1 was sold on December 1, 2011, the net proceeds was $31,250.

b)    Unproved Properties

Properties	December 31, 2011	Addition	Disposals	Transfer to proved properties	June 30,2012

USA properties	$595,102	$42,815	$-	$-	$637,917

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at June 30, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2012	2011	2010	2009 and Prior

Property acquisition costs and transfer to proved property pool	$-	-	-	(37,775)	37,775
Exploration and development	$637,917	42,815	406,335	(258,345)	447,112
Capitalized interest	$-	-			-
Total	$637,917	42,815	406,335	(296,120)	484,887

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
June 30, 2012
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

6.            CURRENT LIABILITIES

The Company received $21,625 as of June 30, 2012 (December 31, 2011 - $18,742) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first and second exploration wells.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Stated in U.S. Dollars)

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2012 and December 31, 2011, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the period ended June 30, 2012 and year ended December 31, 2011:

	June 30, 2012	December 31, 2011

Balance, beginning of the year	$16,567	$19,121
Liabilities assumed	-	-
Revisions	-	(4,849)
Accretion expense	994	2,295
Balance, end of the period	$17,561	$16,567

8.            SHARE CAPITAL

i.     Common Stock

On January 19, 2011, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of January 19, 2011 was $0.14.

On February 22, 2012, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package for 2012 and issued 300,000 common shares for 2011 which were granted in 2011.  The price per share was $0.14.

Preferred Stock

The Company did not issue any preferred stock during the period ended June 30, 2012 (December 31, 2011 - Nil).

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (continued)

ii.    Stock Options

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $83,149 for the period ended June 30, 2012 and $82,693 for the year ended December 31, 2011.  The changes in stock options are as follows:

	Number	Weighted average exercise price

Balance outstanding, December 31, 2011	1,500,000	$0.128
Granted	600,000	0.130
Expired	(100,0000)	0.150
Exercised	-	-
Balance outstanding, June 30, 2012	2,000,000	$0.128

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	June 30, 2012	December 31, 2011

Risk-fee interest rate	1.15%	1.95%
Expected life of the option	5 year	5 year
Expected volatility	228%	214%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at June 30, 2012:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.120	800,000	0.42	800,000
$0.135	600,000	3.55	600,000
$0.130	600,000	4.72	600,000

9.            RELATED PARTIES

During the period ended June 30, 2012, the Company paid $134,251 (June 30, 2011 - $184,275) for consulting fees and $22,928 (June 30, 2011 - $22,267) for accounting services to Companies controlled by directors and officers of the Company.  There was $nil (December 31, 2011 - $45) payable to directors and officers of the Company for the consulting fees and the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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
June 30, 2012
(Stated in U.S. Dollars)

9.            RELATED PARTIES (continued)

On January 19, 2011, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.135 for 5 years.  The price of the share on January 19, 2011 was $0.14.  The total cost of $82,693 was recorded in the compensation expense for options granted and was included in the general and administration expense.

On March 21, 2012, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.13 for 5 years.  The price of the share on March 21, 2012 was $0.14.  The total cost of $83,149 was recorded in the compensation expense for options granted and was included in the general and administration expense.

On February 22, 2012, the Company granted 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the shares as of the grant date was $0.14.  The total cost of $42,000 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

10.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

11.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2012, we recognized $140,822 in revenue from the Joe Murray Farms well and $140,822 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

We are engaged in the acquisition, development and production of oil and natural gas properties in North America.  We seek to acquire and develop properties with undeveloped reserves that are economically attractive to us.  We will employ expertise in geological and geophysical areas to mitigate, as reasonably possible, the inherent risk of oil and gas exploration.  We seek to create value and reduce risks through the acquisition and development of property interests in areas that:

•	have significant undeveloped reserves;

•	are in close proximity to developed markets for oil and natural gas;

•	have existing infrastructure or the ability to install our own infrastructure of oil and natural gas; and pipelines and production platforms.

During the first and second quarters of 2010, management engaged in a detailed strategic review of all of our development lands, exploratory lands and working interest partners held at that time.  The outcome of these reviews lead to an internal declaration of core and non-core properties. Those properties within the “Core” were to receive priority focus for development and expansion and those in the “Non-Core” grouping were to be considered as low priority for development and considered for divestment should we receive offers that fall within range of what management believes are their true values.

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

While our producing interests in South Central, Oklahoma contribute cash flow, these working interests of ours fall below management’s threshold for participating working interest percentages and with little or no opportunity to increase these percentages, this portfolio of lands has been designated as Non-Core.

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

Following our disposition of a 60% interest in the Leases to Hillcrest Resources Ltd. (‘Hillcrest”) in December 2009, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We drilled and completed the first two exploration holes.  Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties, according to the following table:

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

We paid our proportionate share of the drilling and completion costs during the quarter ended June 30, 2010.  On June 4, 2010, the first well (the “Donner #1”) was successfully drilled and encountered hydrocarbons.  The Donner #1 was completed and went into production during the quarter ended September 30, 2010.  On August 4, 2011, we successfully drilled and completed the second well (the “Donner #2”).  The following represents the revenue from the drilling program:

Well Name	Three months ended June 30, 2012		Three months ended June 30, 2011	Six months ended June 30, 2012		Six months ended June 30, 2011

Donner #1	$62,940		$129,561	$124,699		$231,506

Donner #2	$7,649	$	nil	$16,962	$	nil

The reduction in revenue for Donner #1 was caused by a reduction in working interest from 36% to 20% as the after payout amount was achieved.  Donner #2 was not in production for the corresponding period three and six months ending June 30, 2011.  The Donner #2 well has begun production as a natural gas well and full production of natural gas is expected in the next quarter.

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

Lonestar Prospect, California, USA

On September 1, 2010, we entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  We are obligated to pay 25% of the costs in order to earn a 20% working interest in the initial well, named internally as California #1-1.  As at March 31, 2012, we expended an aggregate of $329,804 in drilling and completion costs for California #1-1.  In November 2010, this well was fully logged and tested and a 9,000 foot wholly owned pipeline was installed.  The well started production during November 2010, and the costs have been transferred to the proved costs pool for depletion.

The following represents the revenue from the California #1-1:

Well Name		Three months ended June 30, 2012	Three months ended June 30, 2011		Six months ended June 30, 2012	Six months ended June 30, 2011

Lonestar	$	nil	$126,578	$	nil	$312,370

We did not generate any revenue from the California #1-1 during the six months ended June 30, 2012 due to our disposition of our working interest in the California #1-1 on December 1, 2011 for net proceeds of $31,500.

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

Well Name		Three months ended, June 30, 2012	Three months ended, June 30, 2011		Six months ended, June 30, 2012	Six months ended, June 30, 2011

Jackson #1-18	$	nil	$1,758	$	nil	$2,419
Miss Gracie #1-18		$(1,964)	$66,082		$16,183	$117,137
Joe Murray Farms		$18,865	$36,330		$32,622	$73,148

The decrease in revenues for Miss Gracie #1-18 and Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.  We have not generated any revenue from the Jackson #1-18 in 2012 because the well was plugged and abandoned in August 2011.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.   Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the six months ended June 30, 2012 and June 30, 2011 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $140,822 in revenue from the Joe Murray Farms well and $140,822 is the other fifty percent amount as of June 30, 2012 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended June 30, 2012 was $3,161 (June 30, 2011: $8,511).  The decrease in revenue is due to the decline in reserves and the reduction in the price of natural gas.  Total revenue received for the six months ended June 30, 2012 was $5,646 (June 30, 2011: $15,099), the decrease was caused by a decline in reserves and the reduction in the price of natural gas.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended June 30, 2012 was $3,567 (June 30, 2011: $8,860), and for the six months ended June 30, 2012, was $7,889 (June 30, 2011: $15,642).  The decrease in revenue was caused by a decrease in natural gas prices and a reduction in production due to declining reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended June 30, 2012 was $19,212 (June 30, 2011: $24,754), and for the six months ended June 30, 2012 was $30,452 (June 30, 2011: $36,643). The decrease in revenue for the three months was caused by the decline in production and a decline in natural gas prices.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $7,791 for the three months ended June 30, 2012 (June 30, 2011: $3,096) and for the six months ended June 30, 2012 was $13,323 (June 30, 20110: $10,094).  The increase is due to an increase in production from this well due to a re-work program.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three and six months ended June 30, 2012 was $nil (June 30, 2011: $nil and the six months ended June 30, 2011: $1,534).  The Plaster #1well was sold in the second quarter of 2011 for net proceeds of $7,603, resulting in a loss on the sale of $8,128

For the Three Months Ended March 31, 2012 and 2011

Revenues

We generated total revenue of $121,057 for the three months ended June 30, 2012, a decrease of 70% from revenues of $405,068 for the three months ended June 30, 2011.  The decrease in revenues from natural gas and oil sales was due to the disposal in December 2011 of the California #1-1 well in the Lonestar Prospect, the reduction in production from our wells in Oklahoma and us achieving the payout amount for the Donner #1 well, which further reduced our working interest percentage, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $306,444 for the three months ended June 30, 2012, a 5% decrease from costs and expenses of $323,601 for three months ended June 30, 2011.  The decrease in costs was primarily attributable to reduced depletion and depreciation charges and natural gas and oil operating costs, which was partially offset by increases in general and administrative costs attributable to an increase in stock based compensation costs.

 Changes in our costs and expenses for the three months ended June 30, 2012, when compared the three months ended June 30, 2011, are described in ore detail below:

•
Natural gas and oil operating costs for the three months ended June 30, 2012 decreased to $40,049 from $54,009 for the three months ended June 30, 2011, a decrease of 26%.  The decrease in natural gas and oil operating costs was caused by the reduction in production and the disposal of the California #1-1 well in the Lonestar Prospect when compared to the same period in the prior year.

•
General and administrative costs for the three months ended June 30, 2012 increased to $232,091 from $148,241 for the three months ended June 30, 2011, an increase of 57%.  The increase was primarily caused by an increase in stock based compensation of $86,581, when compared to the previous period in the corresponding year.

•
Depreciation and depletion costs for the three months ended June 30, 2012 decreased to $33,806 from $120,777.  The decrease was caused by a decrease in production as a proportion of our reserves from our natural gas and oil wells, in particular, our wells located in Texas and Oklahoma and from the disposal of California #1-1 well in the Lonestar Prospect.

Net Operating Loss

The net operating loss for the three months ended June 30, 2012 was $185,386, compared to a net operating income of $81,467 for the three months ended June 30, 2011, due to the factors described above.

Other Income and Expense

We reported other net expense of $282 for the three months ended June 30, 2012, as compared to other net income of $4 for the three months ended June 30, 2011.  Other income was attributable to interest received on bank deposits, while other net expense is attributable to interest on a loan that was advanced to us by a director and repaid during the three months ending June 30, 2012.  We reported other loss of $1,560 for the three months ended June 30, 2012 from the translation of foreign currency, as compared to other income of $4,441 from the translation of foreign currency for the three months ended June 30, 2011.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended June 30, 2012 was $187,228, compared to a comprehensive income of $85,912 for the three months ended June 30, 2011.

For the Six Months Ended June 30, 2012 and 2011

Revenues

We generated total revenue of $247,775 for the six months ended June 30, 2012, a decrease of 70% from revenues of $815,592 for the six months ended June 30, 2011.  The decrease in revenues from natural gas and oil sales was due to the disposal in December 2011 of the California #1-1 well in the Lonestar Prospect, the reduction in production from our wells in Oklahoma and us achieving the payout amount for the Donner #1 well, which further reduced our working interest percentage, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $537,450 for the six months ended June 30, 2012, a 32% decrease from costs and expenses of $795,684 for six months ended June 30, 2011.  The decrease in costs was primarily attributable to reduced depletion and depreciation charges and natural gas and oil operating costs, which was partially offset by increases in general and administrative costs attributable to an increase in stock based compensation costs.

Changes in our costs and expenses for the six months ended June 30, 2012, when compared the six months ended June 30, 2011, are described in more detail below:

●
Natural gas and oil operating costs for the six months ended June 30, 2012 decreased to $74,105 from $114,897 for the six months ended June 30, 2011, a decrease of 36%.  The decrease in natural gas and oil operating costs was caused by the reduction in production costs and a reduction in production costs related to the disposal of the California #1-1 well in the Lonestar Prospect when compared to the same period in the prior year.

●
General and administrative costs for the six months ended June 30, 2012 increased to $402,779 from $394,477 for the six months ended June 30, 2011, an increase of 2%.  The increase was primarily caused by an increase in stock based compensation of $44,809, when compared to the previous period in the corresponding year.

●
Depreciation and depletion costs for the six months ended June 30, 2012 decreased to $59,572 from $285,163.  The decrease was caused by a decrease in production as a proportion of our reserves from our natural gas and oil wells, in particular, our wells located in Texas and Oklahoma and from the disposal of the California #1-1 well in the Lonestar Prospect.

Net Operating Income/(Loss)

The net operating loss for the six months ended June 30, 2012 was $289,675, compared to a net operating income of $19,908 for the six months ended June 30, 2011, due to the factors described above.

Other Income and Expense

We reported other net expense of $246 for the six months ended June 30, 2012, as compared to other net income of $4 for the six months ended June 30, 2011.  Other income was attributable to interest received on bank deposits, while other expense is attributable to interest on a loan that was advanced to us by a director and repaid during the reporting period.  We reported other income of $265 for the six months ended June 30, 2012 from the translation of foreign currency, as compared to other income of $5,948 from the translation of foreign currency for the six months ended June 30, 2011.

Comprehensive Income/(Loss) for the period

As a result of the above, comprehensive loss for the six months ended June 30, 2012 was $289,656, compared to a comprehensive income of $25,860 for the six months ended June 30, 2011.

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

Summary of Quarterly Results on a Non-GAAP basis

Set forth below is a summary of our financial results for the eight most recently completed quarters, removing non-cash items.  The following information is presented for informational purposes only; the net income/(loss) totals below do not match the Financial Statements due to the removal of non-cash items.

	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010
	$	$	$	$	$	$	$	$
Revenue	121,057	126,718	190,158	219,471	405,068	410,524	358,700	693,894
Operating Costs	(306,444)	(231,007)	(278,931)	(217,855)	(323,601)	(471,283)	(1,280,437)	(194,407)
Non-cash items *	188,721	67,837	81,795	103,580	129,479	247,732	985,464	-
Net Income/(loss)	3,334	(36,452)	(6,978)	105,196	210,946	186,973	64,327	499,395

*  Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $158,897 and total current liabilities in the amount of $130,829.  As a result, we had working capital of $28,068 as of June 30, 2012.  As of June 30, 2012, we had a cash and cash equivalent balance of $33,180 (December 31, 2011: $258,228).

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand will not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we will require additional financing to fund our operations and proposed drilling activities for the remaining portion of the year ended December 31, 2012.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities used $85,774 in cash for the six months to June 30, 2012, compared to $269,159 cash generated in operating activities for the six months to June 30, 2011.  Our negative cash flow for the six months to June 30, 2012 was caused by a decrease in revenues earned and an increase in net comprehensive loss during such period which was partially offset by an overall reduction in cash expenses for the period.  Our accounts payable as of June 30, 2012 decreased to $109,204, a decrease of $72,876 from $182,080 as of December 31, 2011.

Cash Used in Investing Activities

Cash flows used in investing activities for the six months to June 30, 2012 was $139,539, compared to $302,700 cash used in investing activities for the six months to June 30, 2011.  All cash used in investment activities during the six months ended June 30, 2012 and 2011 related to investments in natural gas and oil working interests.  During the six months ended June 30, 2011, we received $7,603 in sale proceeds from natural gas and oil working interests.

Cash from Financing Activities

There were no cash flows used by or generated from financing activities for the six months ended June 30, 2012 and June 30, 2011.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,762,604 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2012, we recognized $140,882 in revenue from the Joe Murray Farms well and the other fifty percent of the revenues, which is $140,882, has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2012, we issued to consultants in exchange for services rendered 300,000 shares of our common stock.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Delta Oil & Gas, Inc.

Date:	August 14, 2012

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	August 14, 2012
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2012

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*   In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.