Form 10-K/A
period 2010-12-31
DELTA OIL & GAS INC
filed 2012-09-13
CIK 1166847

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

Explanatory Note

Delta Oil & Gas, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report for the fiscal year ended December 31, 2010 on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “2010 Form 10-K”), to incorporate the Company’s revisions and responses to comment letters from the SEC dated December 20, 2011 and May 15, 2012.

As a consequence of these revisions, the Company is also filing new certifications of its Chief Executive Officer and Chief Financial Officer, with conforming changes, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the amended disclosures made in response to the comment letter and the correction of certain typographical errors, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 31, 2011, the filing date of the 2010 Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2010 Form 10-K. The following sections have been amended, “Item 2 - Properties,” and “Item 15.  Exhibits, Financial Statement Schedules.” Except for the amended sections, all other information in the Company’s Original Form 10-K remains unchanged.

FORM 10-K/A
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

The conversion of proved undeveloped reserves into proved developed reserves during the year ended December 31, 2010 did not materially contribute to the significant increase in proved developed reserves from December 31, 2009 to December 31, 2010.  The significant increase in proved developed reserves from December 31, 2009 to December 31, 2010 was attributable to an increase in reserves resulting from our newly acquired properties.

The technologies used to establish the appropriate level of certainty for reserve estimates from properties included in the total reserves disclosed above consisted of seismic and geologic interpretations.

Proved Undeveloped Reserves

As of December 31, 2010, we had 131,000 BOE (Barrels of Oil Equivalent) of proved undeveloped reserves, or PUDs, as compared to 20,000 BOE of PUDs as of December 31, 2009.  The significant increase in PUDS from December 31, 2009 to December 31, 2010 was attributable to an increase in reserves from the Company’s newly acquired properties.  All PUDs as of December 31, 2010 were located in the United States.  Each of these PUD’s will be converted from undeveloped to developed as the wells begin production.   We anticipate that all of the PUD’s will be will be developed within five years after first disclosure as proved undeveloped reserves. During the year ended December 31, 2010, we expended $258,345 to convert proved undeveloped reserves to proved developed reserves.

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

The table below sets forth summary information regarding production by final product for each field that contains 15% or more of our total proved reserves expressed on an oil-equivalent-barrels basis for the years ended December 31, 2010, 2009 and 2008.

Production Data	Year Ended December 31
	2010		2009		2008
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Production -
Garvin & Murray County, Oklahoma, USA	5,981	11,085	1,656	12,003	3,815	-
Newton County, Texas, USA (Texas Prospect)	1,475	-	-	-	-	14,929
Saskatchewan, Canada (Wordsworth) 1	1,853	-	3,898	-	1,261	-
Palmetto Point, Mississippi (Palmetto) 2	-	-	221	276	1,301	13,630
Colusa County, California, USA (Lonestar Prospect)	-	25,572	-	-	-	-

1	We disposed of our interests in the Wordsworth prospect during 2010.
2	Effective February 1, 2009, we disposed of all of our interests in the Palmetto Point Prospect 12 Wells Phase - I project and 50 Wells Phase - II project.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2010:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2
Saskatchewan, Canada (Wordsworth) 4	0	0	0	0	0	0
CANADA TOTALS	0	0	0	0	0	0
Garvin & Murray County, Oklahoma, USA 5	6	0.38	8	0.5	940	109
King City, California, USA	0	0	0	0	0	0
Willows Gas Field, North Sacramento Valley, California, USA	0	0	0	0	0	0
Newton County, Texas, USA (Texas Prospect)	1	0.36	0	0	155	56
Colusa County, California, USA (Lonestar Prospect)	0	0	1	0.25	691	173
USA TOTALS	7	0.74	9	0.75	1,786	338

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of September, 2012.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:           /s/ Christopher Paton-Gay
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2012

/s/ Douglas N. Bolen	September 11, 2012
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	September 11, 2012
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2010 ANNUAL REPORT ON FORM 10-K/A

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002

3.2	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report of Form 10-Q for the period ended September 30, 2009.

3.3	Articles of Amendment to the Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.

3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Form 10-K for the year ended December 31, 2009

10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007

10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009

10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009

10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009

10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009

10.6	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Warwick Management Services	Exhibit 10.1 of Delta’s Form 8-K filed March 9, 2010

10.7	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Last Mountain Management Ltd.	Exhibit 10.2 of Delta’s Form 8-K filed March 9, 2010

10.8	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and CPG Consulting Ltd.	Exhibit 10.3 of Delta’s Form 8-K filed March 9, 2010

10.9	Delta 2010 Incentive Compensation Plan	Exhibit 10.1 of Delta’s Form 8-K filed March 12, 2010

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.10	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta's Form 10-K for the year ended December 31, 2009

10.11	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta's Form 10-K for the year ended December 31, 2009

10.12	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of Delta’s Form 8-K dated August 9, 2010.

10.13	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2010

14.1	Code of Ethics and Conduct	Exhibit 10.1 of Delta’s Form 10-KSB filed on April 19, 2004

16.1	Letter from STS Partners LLP	Exhibit 16.1 of Delta’s Form 8-K dated September 24, 2010.

21.1	Subsidiaries of Delta.	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

23.1	Consent of Harper & Associates, Inc.	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

23.2	Consent of Mark E. Andersen	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

23.3	Consent of AJM Petroleum Consultants	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

23.4	Consent of Independent Registered Public Accounting Firm	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Report of Harper & Associates, Inc. independent consulting engineers	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

99.2	Report of Mark E. Andersen independent consulting engineers	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

99.3	Report of AJM Petroleum Consultants independent consulting engineers	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.