Form 10-K/A
period 2011-12-31
DELTA OIL & GAS INC
filed 2012-09-13
CIK 1166847

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

Explanatory Note

Delta Oil & Gas, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report for the fiscal year ended December 31, 2011 on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “2011 Form 10-K”), to incorporate the Company’s revisions and responses to comment letters from the SEC dated December 20, 2011 and May 15, 2012.

As a consequence of these revisions, the Company is also filing new certifications of its Chief Executive Officer and Chief Financial Officer, with conforming changes, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the amended disclosures made in response to the comment letter and the correction of certain typographical errors, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 30, 2012, the filing date of the 2011 Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2011 Form 10-K. The following sections have been amended, “Item 2 - Properties,” and “Item 15.  Exhibits, Financial Statement Schedules.” Except for the amended sections, all other information in the Company’s Original Form 10-K remains unchanged.

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

We have established our drilling budget for fiscal 2012 and set forth below are the amounts we anticipate expending on each of the core properties, subject to having sufficient resources to expend on drilling activity which cannot be assured.  We have proposed to expend $500,000 for development drilling during 2012 at our Texas Prospect.  We have also proposed to expend $100,000 to drill an exploration well on our King City Oilfield property, which equated to 42,240 BOE.

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

Signature and Title	Date

/s/ Christopher Paton-Gay	September 11, 2012
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas N. Bolen	September 11, 2012
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	September 11, 2012
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2011 ANNUAL REPORT ON FORM 10-K/A

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta.	Exhibit 3 of Delta’s Form SB-2 filed on February 13, 2002

3.2	Articles of Amendment to the Restated Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Quarterly Report of Form 10-Q for the period ended September 30, 2009.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Delta	Exhibit 3.1 of Delta’s Form 8-K dated October 21, 2009.

3.4	By-laws of Delta, as amended.	Exhibit 3.4 of Delta's Form 10-K for the year ended December 31, 2009

10.1	Letter Agreement by and between Delta and Ranken Energy Corporation dated September 10, 2007.	Exhibit 10.1 of Delta’s Form 10QSB dated November 7, 2007

10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta, effective May 25, 2009	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009
10.3	Letter Agreement by and between Ranken Energy Corporation and Delta relating to 2009-1 Drilling Program	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated June 30, 2009

10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009

10.5	Letter Agreement by and between Delta and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2009

10.6	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Warwick Management Services	Exhibit 10.1 of Delta’s Form 8-K filed March 9, 2010

10.7	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and Last Mountain Management Ltd.	Exhibit 10.2 of Delta’s Form 8-K filed March 9, 2010

10.8	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta and CPG Consulting Ltd.	Exhibit 10.3 of Delta’s Form 8-K filed March 9, 2010

10.9	Delta 2010 Incentive Compensation Plan	Exhibit 10.1 of Delta’s Form 8-K filed March 12, 2010

10.10	Exploration Agreement by and between Barry Lasker and Delta, dated March 27, 2009	Exhibit 10.12 of Delta's Form 10-K for the year ended December 31, 2009

10.11	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta and Hillcrest Resources, Ltd.	Exhibit 10.13 of Delta's Form 10-K for the year ended December 31, 2009

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.12	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of Delta’s Form 8-K dated August 9, 2010.

10.13	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of Delta’s Quarterly Report of Form 10-Q dated September 30, 2010

14.1	Code of Ethics and Conduct	Exhibit 10.1 of Delta’s Form 10-KSB filed on April 19, 2004

21.1	Subsidiaries of Delta.	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

23.1	Consent of Harper & Associates, Inc.	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

23.2	Consent of Deloitte & Touche LLP		X

23.3	Consent of Independent Registered Public Accounting Firm	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Report of Harper & Associates, Inc. independent consulting engineers	The same titled exhibit to Delta’s Report on Form 10-K for the fiscal year ended December 31, 2010.

99.2	Report of Deloitte & Touche LLP independent consulting engineers		X