Form 10-Q
period 2012-09-30
DELTA OIL & GAS INC
filed 2012-11-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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
Non-accelerated filer    ☐                                                                                           Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐    Yes   ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2012
Common Stock, $0.001 par value	14,693,241

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2012 are as follows:

F-1	Unaudited Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011;

F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$77,265	$258,228
Restricted cash	53	10,662
Accounts receivable	98,223	192,117
Prepaid expenses	8,544	8,402

	184,085	469,409

Natural Gas And Oil Properties
Proved property	1,137,461	1,137,012
Unproved property	508,508	595,102

	1,645,969	1,732,114

Property, Plant And Equipment (Net)	-	251

TOTAL ASSETS	$1,830,054	$2,201,774

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$46,329	$182,080
Project cost advanced received	12,547	18,742
Promissory note payable	20,342	-
Due to related party	-	45

	79,218	200,867
Long Term
Asset retirement obligation	18,058	16,567

TOTAL LIABILITIES	97,276	217,434

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
14,693,241 and 14,157,107 shares issued and
outstanding, respectively	14,693	14,157
Additional paid-in capital	7,467,492	7,297,901

Accumulative Other Comprehensive Income	142,827	144,965

Accumulated Deficit	(5,892,234)	(5,472,683)

TOTAL STOCKHOLDERS' EQUITY	1,732,778	1,984,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,830,054	$2,201,774

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Income /(Loss)
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue

Natural gas and oil sales	$127,517	$219,471	$375,292	$1,035,063

	127,517	219,471	375,292	1,035,063
Costs And Expenses

Natural gas and oil operating costs	36,815	38,432	110,920	153,329
General and administrative	170,805	76,668	573,584	471,145
Accretion	497	574	1,491	1,721
Depreciation and depletion	48,682	103,006	108,254	388,169

	256,800	218,680	794,250	1,014,364

Net Operating Income/(Loss)	(129,283)	791	(418,958)	20,699

Other Income And Expense
Interest income	-	-	36	4
Interest expense	(347)	-	(629)	-

	(347)	-	(593)	4

Net Income/(Loss) Before Other Comprehensive Loss	$(129,630)	$791	$(419,551)	$20,703

Other Comprehensive Income/(Loss)

Foreign currency translation	(2,403)	(45,140)	(2,138)	(39,192)

Comprehensive Income/(Loss) For The Periods	$(132,033)	$(44,349)	$(421,689)	$(18,489)

Basic And Diluted Loss Per Common Share

Basic	$(0.01)	$0.00	$(0.03)	$0.00
Diluted	$(0.01)	$0.00	$(0.03)	$0.00

Weighted Average Number Of Common Shares Outstanding

Basic	14,562,341	14,157,107	14,390,617	14,136,228
Diluted	14,562,341	14,237,477	14,390,617	14,338,545

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:

Net income/(loss) for the periods	$(419,551)	$20,703

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,491	1,721
Depreciation and depletion	108,254	388,169
Stock-based compensation expense	113,161	41,346
Shares issued for services	30,000	42,000

Changes in operating assets and liabilities:
Accounts receivable	93,894	73,196
Accounts payable and accrued liabilities	(135,751)	190,439
Restricted cash	10,609	(8,807)
Project cost advance received	(6,195)	17,132
Due to related party	(45)	(22,849)
Prepaid expenses	(142)	1,413

Net Cash (Used)/Generated In Operating Activities	(204,275)	744,463

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	300,000	15,731
Investment in natural gas and oil working interests	(294,892)	(762,810)

Net Cash (Used)/Generated In Investing Activities	5,108	(747,079)

Cash Flows From Financing Activities:

Promissory note payable	20,342	-

Net Cash Generated in Financing Activities	20,342	-

Net Decrease In Cash And Cash Equivalents	(178,825)	(2,616)

Effect of Foreign Currency Adjustments on Cash	(2,138)	(39,192)

Cash And Cash Equivalents at Beginning of the Periods	258,228	525,128

Cash And Cash Equivalents at End of the Periods	$77,265	$483,320

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300.000 shares issued to the President, CFO and CEO as part of their	$30,000	$42,000
compensation package

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)

1.             BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto.  The results of the operations for the nine months ended September 30, 2012 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,892,234 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
September 30, 2012
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field. As at September 30, 2012 and 2011, the Company had no overproduced imbalances.

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

i)     Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at three financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  The Company believes credit risk associated with cash and cash equivalents to be minimal.  Deposits are insured up to $101,710, the amount that may be subject to credit risk for the nine months ended September 30, 2012 is $nil.

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
September 30, 2012
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

As the company is reporting net loss in the period ended September 30, 2012, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  For the period ended September 30, 2011, the dilutive effect of outstanding options and warrants and their equivalents is reflected in diluted earnings per share by application of the treasury stock method.  The table below presents the computation of basic and diluted earnings per share for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Basic earnings per share computation:
Income (Loss) from continuing operations and net income (loss)	$(419,551)	$20,703
Basic shares outstanding	14,390,617	14,136,228
Basic earnings (loss) per share	$(0.03)	$0.00

Diluted earnings per share computation:
Income (Loss) from continuing operations	$(419,551)	$20,703
Basic shares outstanding	14,390,617	14,136,228
Incremental shares from assumed conversions:
Stock options	-	202,317
Diluted shares outstanding	14,390,617	14,338,545
Diluted earnings (loss) per share	$(0.03)	$0.00

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

q)    Comprehensive Loss

Reporting Comprehensive Income Topic of the FASB Accounting Standards Codification establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Consolidated Statement of Operations and Comprehensive Income.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

4.             NATURAL GAS AND OIL PROPERTIES

a)     Proved Properties

Properties	December 31, 2011	Additions	Disposals	Transfer from unproved properties	Depletion for the period	September 30, 2012

USA properties	$1,137,012	$114,245	$(5,793)	$-	$(108,003)	$1,137,461

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
September 30, 2012
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
September 30, 2012
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

iii.   California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has a 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, California 1-1 started producing. The cost amounting to $329,804 was moved to the proven cost pool for depletion.

The working interest of California 1-1 was sold on December 1, 2011, the net proceeds were$31,250.

b)    Unproved Properties

Properties	December 31, 2011	Addition	Disposals	Transfer to proved properties	September 30, 2012

USA properties	$595,102	$213,406	$(300,000)	$-	$508,508

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at September 30, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2012	2011	2010	2009 and Prior

Property acquisition costs and transfer to proved property pool	$-	-	-	(37,775)	37,775
Exploration and development	$508,508	(86,594)	406,335	(258,345)	447,112
Capitalized interest	$-	-			-
Total	$508,508	(86,594)	406,335	(296,120)	484,887

Properties in U.S.A.

i.      King City, California, USA

On May 25, 2009, the Company entered into a Farm-out agreement with Sunset Exploration (“Sunset”) to participate in drilling and exploration of lands located in California, USA.  The Company paid $100,000 to Sunset towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  The Company shall pay 66.67% pro rata share of 100% of all costs associated in the initial test well.  If the test well is capable of producing hydrocarbons, then the Company shall pay its working interest pro rata share of all completion costs.  The Company’s working interest is 40% of 100% in the Area of Mutual Interest.

On September 7, 2012, the Company received the amount of $300,000 for a 25% working interest in the SBV 2-32 well, which will revert to a 20% working interest after the Sunset penalty payout of 400%, and in all additional wells drilled in the AMI.  The purchaser is subsequently responsible for 25% of the completion costs.  Following the sale, the Company will revert back to its 40% working interest in the SBV 2-32 well.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

iii.   Premont Northwest Field, USA

On August 20, 2012, the Company acquired its 10% working interest in the Garcia #3 and the continuing development rights in the field with an agreement with Progas Energy Services LLC, a Texas Oil & Gas Company (“Progas”) to jointly develop, the field located in Jim Wells County, Texas, known as the Premont Northwest Field. The Company acquired these interests through the issuance to Progas of 236,134 common shares at an initial cost of $0.11 per share and its pro-rata share of drilling costs, which amount $49,460.   The Company has also paid its pro-rata share of $42,000 for two re-completions.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)

6.             CURRENT LIABILITIES

The Company received $12,547 as of September 30, 2012 (December 31, 2011 - $18,742) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first and second exploration wells.

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of September 30, 2012 and December 31, 2011, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective well

The information below reflects the change in the asset retirement obligations during the period ended September 30, 2012 and year ended December 31, 2011:

	September 30 2012	December 31 2011

Balance, beginning of the year	$16,567	$19,121
Liabilities assumed	-	-
Revisions	-	(4,849)
Accretion expense	1,491	2,295
Balance, end of the period	$18,058	$16,567

8.             SHARE CAPITAL

i.      Common Stock

On January 19, 2011, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package.  The price of the share as of January 19, 2011 was $0.14.

On February 22, 2012, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation packages for 2012, and issued 300,000 common shares for 2011 which were granted in 2011.  The price per the share was $0.14.

On August 20, 2012, the Company issued 236,134 common shares to Progas Energy Services, Inc. as payment of the drilling costs of the first well located in Jim Wells County, Texas.  The price of the share as of August 20, 2012 was $0.11.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Stated in U.S. Dollars)

8.           SHARE CAPITAL (continued)

Preferred Stock

The Company did not issue any preferred stock during the period ended September 30, 2012 (December 31, 2011 - Nil).

ii.    Stock Options

On June 1, 2012, the Company granted 400,000 stock options with an exercise price of $0.08 per share to a Company engaged in investor relations.  200,000 stock options will vest immediately and the remaining 200,000 stock options will vest on September 1, 2012.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $113,161 for the period ended September 30, 2012 and $82,693 for the year ended December 31, 2011.  The changes in stock options are as follows:

	Number	Weighted average exercise price

Balance outstanding, December 31, 2011	1,500,000	$0.128
Granted	600,000	0.130
Granted	400,000	0.080
Expired	(100,000)	0.150
Exercised	-	-
Balance outstanding, September 30, 2012	2,400,000	$0.120

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	September 30, 2012	December 31, 2011

Risk-fee interest rate	1.15%	1.95%
Expected life of the option	5 year	5 year
Expected volatility	228%	214%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at September 30, 2012:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.120	800,000	0.17	800,000
$0.135	600,000	3.30	600,000
$0.130	600,000	4.47	600,000
$0.080	400,000	0.66	400,000

9.            RELATED PARTIES

During the period ended September 30, 2012, the Company paid $202,095 (September 30, 2011 - $196,872) for consulting fees and $34,514 (September 30, 2011 - $27,578) for accounting services to Companies controlled by directors and officers of the Company.  There was $nil (December 31, 2011 - $45) payable to directors and officers of the Company for the consulting fees and the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

On July 23, 2012, the Company received promissory notes of CDN$20,000 from the officers of the Company.

	September 30, 2012	December 31,2011

Unsecured loan CDN$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$20,342	$-

The promissory notes are payable on demand.  As of September 30, 2012, the accrued interest was $351.

10.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

11.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of September 30, 2012, we recognized $147,709 in revenue from the Joe Murray Farms well and $147,709 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Well Name	Three months ended Sept. 30, 2012	Three months ended Sept. 30, 2011	Nine months ended Sept. 30, 2012	Nine months ended Sept. 30, 2011

Donner #1	$60,899	$56,803	$185,598	$288,309

Donner #2	$18,779	$24,225	$35,741	$24,225

The reduction in revenue, for the nine months ended September 30, 2012, for Donner #1 was caused by a reduction in working interest from 36% to 20% as the after payout amount was achieved.  The small increase in revenue for the 3 months ended September 30, 2012, for Donner #1 was due to an increase in commodity prices.  The decrease in revenue for the three months ended September 30, 2012, for Donner #2 was due to the well being converted to a natural gas well from an oil producing well in the corresponding quarter.  The Donner #2 well has begun production as a natural gas well during the second quarter of 2012.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells in which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  We were encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets. The first exploration well was drilled in November 2011 at a cost of $608,084.  The logs indicated potential pay zones and we are currently in the process of completing a test well with a view toward full production if the tests indicate an economic potential, which cannot be assured.

On September 7, 2012, the Company entered into a farm-out agreement with MPG King City Project, L.P. (“MPG”), pursuant to which the Company received $300,000 in exchange for a 25% working interest in the SBV 2-32 well.  MPG’s working interest will revert to a 20% working interest after Sunset pays a penalty of 400% as a result of Sunset’s election not to pay its requisite portion of the drilling costs related to the well.  MPG also received a 20% working interest in all additional wells drilled in the area of mutual interest.  MPG is subsequently responsible for 25% of the completion costs.  Following the farm-out agreement, the Company will revert back to its 40% working interest in the SBV 2-32 well.

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

The following represents the revenue from the California #1-1:

Well Name	Three months ended Sept. 30, 2012	Three months ended Sept. 30, 2011	Nine months ended Sept. 30, 2012	Nine months ended Sept. 30, 2011

Lonestar	$ni	$67,013	$nil	$379,383

We did not generate any revenue from the California #1-1 during the nine months ended September 30, 2012 due to our disposition of our working interest in the California #1-1 on December 1, 2011 for net proceeds of $31,500.

NON-CORE PROPERTIES

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy Corporation to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we are responsible for our proportionate share of the drilling and completion costs.  The first well (the “Jackson #1-18”) started production during the quarter ending March 31, 2010, the second well (the “Miss Gracie #1-18”) started production during the quarter ending June 30, 2010 and the third well (“Joe Murray Farms”) started production during the quarter ended September 30, 2010.  On August 18, 2011, we plugged and abandoned Jackson #1-18 due to the well being uneconomic.  The following represents the revenues from this drilling program:

Well Name	Three months ended, Sept. 30, 2012	Three months ended, Sept. 30, 2011	Nine months ended, Sept. 30, 2012	Nine months ended, Sept. 30, 2011

Jackson #1-18	$nil	$nil	$nil	$1,651
Miss Gracie #1-18	$24,231	$20,370	$40,413	$137,507
Joe Murray Farms	$6,888	$17,211	$39,510	$90,359

The decrease in revenues for Miss Gracie #1-18 and Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.  We have not generated any revenue from the Jackson #1-18 in 2012 because the well was plugged and abandoned in August 2011.  Drilling and completion costs of $127,878 were moved to the proved properties pool for depletion.

Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the nine months ended September 30, 2012 and September 30, 2011 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $147,709 in revenue from the Joe Murray Farms well and $147,709 is the other fifty percent amount as of September 30, 2012 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended September 30, 2012 was $523 (September 30, 2011: $2,235).  The decrease in revenue is due to the decline in reserves and the reduction in the price of natural gas.  Total revenue received for the nine months ended September 30, 2012 was $6,169 (September 30, 2011: $17,334), the decrease was caused by a decline in reserves and the reduction in the price of natural gas.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended September 30, 2012 was $5,927 (September 30, 2011: $6,669), and for the nine months ended September 30, 2012, was $13,815 (September 30, 2011: $22,311).  The decrease in revenue was caused by a decrease in natural gas prices and a reduction in production due to declining reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended September 30, 2012 was $8,286 (September 30, 2011: $18,733), and for the nine months ended September 30, 2012 was $38,738 (September 30, 2011: $55,376). The decrease in revenue was caused by the decline in production and a decline in natural gas prices.  However, subsequent to the quarter, the well has been re-worked which should result in higher production.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $1,984 for the three months ended September 30, 2012 (September 30, 2011: $6,980) and for the nine months ended September 30, 2012 was $15,307 (September 30, 2011: $17,074).  The decrease is due to a reduction in production from this well, however a re-work program was initiated after the quarter end which should result in an increase in production.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy Corporation to participate in a six well drilling program in Garvin and Murray counties in Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the three and nine months ended September 30, 2012 was $nil (September 30, 2011: $nil and the nine months ended September 30, 2011: $1,534).  The Plaster #1well was sold in the second quarter of 2011 for net proceeds of $7,603, resulting in a loss on the sale of $8,128

For the Three Months Ended September 31, 2012 and 2011

Revenues

We generated total revenue of $127,057 for the three months ended September 30, 2012, a decrease of 42% from revenues of $219,471 for the three months ended September 30, 2011.  The decrease in revenues from natural gas and oil sales was due to the disposal in December 2011 of the California #1-1 well in the Lonestar Prospect, the reduction in production from our wells in Oklahoma and us achieving the payout amount for the Donner #1 well, which further reduced our working interest percentage, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $256,800 for the three months ended September 30, 2012, a 17% increase from costs and expenses of $218,680 for three months ended September 30, 2011.  The increase in costs was primarily attributable to an increase in general and administrative costs attributable to an increase in stock based compensation costs, which was partially offset by a reduction in depletion and depreciation charges and natural gas and oil operating costs.

 Changes in our costs and expenses for the three months ended September 30, 2012, when compared the three months ended September 30, 2011, are described in more detail below:

•
Natural gas and oil operating costs for the three months ended September 30, 2012 decreased to $36,815 from $38,432 for the three months ended September 30, 2011, a decrease of 4%.  The decrease in natural gas and oil operating costs was caused by the reduction in production and the disposal of the California #1-1 well in the Lonestar Prospect, which was partially offset by an increase in costs relating to the Oklahoma properties, when compared to the same period in the prior year.

•
General and administrative costs for the three months ended September 30, 2012 increased to $170,805 from $76,668 for the three months ended September 30, 2011, an increase of 123%.  The increase was primarily caused by an increase in stock based compensation of $59,815, and an increase in audit and review fees together with an increase in professional fees regarding engineering reports, when compared to the previous period in the corresponding year.  This was offset by a reduction in management fees.

•
Depreciation and depletion costs for the three months ended September 30, 2012 decreased to $48,682 from $103,006 for the three months ended September 30, 2011.  The decrease was caused by a decrease in production as a proportion of our reserves from our natural gas and oil wells, in particular, our wells located in Texas and Oklahoma and from the disposal of California #1-1 well in the Lonestar Prospect.

Net Operating Loss

The net operating loss for the three months ended September 30, 2012 was $129,283, compared to a net operating income of $791 for the three months ended September 30, 2011, due to the factors described above.

Other Income and Expense

We reported other net expense of $347 for the three months ended September 30, 2012, as compared to other net expense of $nil for the three months ended September 30, 2011.  Other expense was attributable to interest on a loan that was advanced to us by  the directors of the Company.  We reported other loss of $2,403 for the three months ended September 30, 2012 from the translation of foreign currency, as compared to other loss of $45,140 from the translation of foreign currency for the three months ended September 30, 2011.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended September 30, 2012 was $132,033, compared to a comprehensive loss of $44,349 for the three months ended September 30, 2011.

For the Nine Months Ended September 30, 2012 and 2011

Revenues

We generated total revenue of $375,292 for the nine months ended September 30, 2012, a decrease of 64% from revenues of $1,035,063 for the nine months ended September 30, 2011.  The decrease in revenues from natural gas and oil sales was due to the disposal in December 2011 of the California #1-1 well in the Lonestar Prospect, the reduction in production from our wells in Oklahoma and us achieving the payout amount for the Donner #1 well, which further reduced our working interest percentage, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $794,250 for the nine months ended September 30, 2012, a 22% decrease from costs and expenses of $1,014,364 for nine months ended September 30, 2011.  The decrease in costs was primarily attributable to reduced depletion and depreciation charges and natural gas and oil operating costs, which was partially offset by increases in general and administrative costs attributable to an increase in stock based compensation costs.

Changes in our costs and expenses for the nine months ended September 30, 2012, when compared the nine months ended September 30, 2011, are described in more detail below:

•
Natural gas and oil operating costs for the nine months ended September 30, 2012 decreased to $110,920 from $153,329 for the nine months ended September 30, 2011, a decrease of 28%.  The decrease in natural gas and oil operating costs was caused by the reduction in production costs and a reduction in production costs related to the disposal of the California #1-1 well in the Lonestar Prospect when compared to the same period in the prior year.

•
General and administrative costs for the nine months ended September 30, 2012 increased to $573,584 from $471,145 for the nine months ended September 30, 2011, an increase of 22%.  The increase was primarily caused by an increase in stock based compensation of $59,815, and an increase in audit and review fees together with an increase in professional fees regarding engineering reports, when compared to the previous period in the corresponding year.  This was offset by a reduction in management fees.

•
Depreciation and depletion costs for the nine months ended September 30, 2012 decreased to $108,254 from $388,169.  The decrease was caused by a decrease in production as a proportion of our reserves from our natural gas and oil wells, in particular, our wells located in Texas and Oklahoma and from the disposal of the California #1-1 well in the Lonestar Prospect.

Net Operating Income/(Loss)

The net operating loss for the nine months ended September 30, 2012 was $418,958, compared to a net operating income of $20,699 for the nine months ended September 30, 2011, due to the factors described above.

Other Income and Expense

We reported other net expense of $593 for the nine months ended September 30, 2012, as compared to other net income of $4 for the nine months ended September 30, 2011.  Other income was attributable to interest received on bank deposits, while other expense is attributable to interest on a loan that was advanced to us by the directors of the Company.  We reported other expense of $2,138 for the nine months ended September 30, 2012 from the translation of foreign currency, as compared to other expense of $39,192 from the translation of foreign currency for the nine months ended September 30, 2011.

Comprehensive Income/(Loss) for the period

As a result of the above, comprehensive loss for the nine months ended September 30, 2012 was $421,689, compared to a comprehensive loss of $18,489 for the nine months ended September 30, 2011.

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

Summary of Quarterly Results on a Non-GAAP basis

Set forth below is a summary of our financial results for the eight most recently completed quarters, removing non-cash items.  The following non-GAAP information is presented for informational purposes only; the net income/(loss) totals below do not match the Financial Statements due to the removal of non-cash items.  Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information calculated in accordance with GAAP.  Investors are encouraged to review the Financial Statements for information prepared in accordance with GAAP.

	Sept 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010
	$	$	$	$	$	$	$	$
Revenue	127,517	121,057	126,718	190,158	219,471	405,068	410,524	358,700
Operating Costs	(256,800)	(306,444)	(231,007)	(278,931)	(217,855)	(323,601)	(471,283)	(1,280,437)
Non-cash items *	64,185	120,884	67,837	81,795	103,580	129,479	247,732	985,464
Net Income/(loss)	(65,098)	(65,503)	(36,452)	(6,978)	105,196	210,946	186,973	64,327

*  Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $184,085 and total current liabilities in the amount of $79,218.  As a result, we had working capital of $104,867 as of September 30, 2012.  As of September 30, 2012, we had a cash and cash equivalent balance of $77,265 (December 31, 2011: $258,228).

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand will not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we anticipate we will require additional financing to fund our operations and proposed drilling activities for periods beyond September 30, 2013.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities used $183,933 in cash for the nine months to September 30, 2012, compared to $744,463 cash generated in operating activities for the nine months to September 30, 2011.  Our negative cash flow for the nine months to September 30, 2012 was caused by a decrease in revenues earned and an increase in net comprehensive loss during such period which was partially offset by an overall reduction in cash expenses for the period.  Our accounts payable as of September 30, 2012 decreased to $46,329, a decrease of $135,751 from $182,080 as of December 31, 2011.

Cash Used in Investing Activities

Cash flows generated from investing activities for the nine months to September 30, 2012 was $5,108, compared to $747,079 cash used in investing activities for the nine months to September 30, 2011.  All cash used in investment activities during the nine months ended September 30, 2012 and 2011 related to investments in natural gas and oil working interests.  The Company generated $300,000 from the partial sale of its King City prospect in September 2012.  During the nine months ended September 30, 2011, we received $7,603 in sale proceeds from natural gas and oil working interests.

Cash from Financing Activities

There were no cash flows used by or generated from financing activities for the nine months ended September 30, 2012 and September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2012, we recognized $147,709 in revenue from the Joe Murray Farms well and the other fifty percent of the revenues, which is $147,709, has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2012, we issued 236,134 restricted shares of our common stock to an oil and gas company in connection with an agreement to acquire a working interest in, and as payment of certain drilling costs related to, a property in Texas.  See note 4(c)(iii) of the Financial Statements for more information.  These shares were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.    Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delta Oil & Gas, Inc.

Date:	November 14, 2012

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	November 14, 2012
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2012

Exhibit No.	Description

10.1	Farm-out Agreement, dated as of September 7, 2012, between Delta Oil & Gas, Inc. and MPG King City Project, L.P.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*   In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.