Form 10-K
period 2012-12-31
DELTA OIL & GAS INC
filed 2013-04-01
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K
(Amendment No. ___)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 29, 2012, the last trading day of the Company’s second fiscal quarter, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price of $0.12 was: $1,287,526.

The number of shares of our common stock outstanding as of March 4, 2013 was: 14,693,488.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to its 2013 annual stockholders’ meeting to be held on June 21, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K
DELTA OIL & GAS, INC.
DECEMBER 31, 2012

Page

Cautionary Note Regarding Forward Looking Statements	3

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	39

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

Business of Delta Oil & Gas

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

During the first and second quarters of 2010, management engaged in a detailed strategic review of all of our development lands, exploratory lands and working interest partners held at that time.  The outcome of these reviews lead to an internal declaration of core and non-core properties. Those properties within the “Core” grouping were to receive priority focus for development and expansion and those in the “non-core” grouping were to be considered as low priority for development and considered for divestment should offers fall within range of what management believes are their true values.

Historically, we have taken small working interest positions in multiple and diverse projects.  Under our current Core / Non-core strategy, we generally focus on larger working interest relationships in substantive project areas and move to strategically explore and develop those projects.  We believe that this core strategy will enable us to develop Delta Oil & Gas to the next level in its growth towards becoming a significant oil and natural gas producing entity.

Our current focus is on the exploration of our Core land portfolio comprised of working interests in acreage in Eastern Texas, King City, California and the Lonestar Prospect (described below).

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

Following our disposition of a 60% interest in the Leases to Hillcrest Resources Ltd. (“Hillcrest”) in December 2009, we are responsible for 40% of all costs allocated to the Leases, drilling and completion of up to 3 exploration wells. We have drilled and completed the first two exploration holes. Once the 3 exploration wells are drilled, completed and production commences, if at all, we will receive a percentage distribution of net revenue, after deduction of all applicable expenses and royalties of approximately 24%, according to the following table:

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

Well Name	Year ended Dec 31, 2012	Year ended Dec 31, 2011

Donner #1	$245,496	$353,325
Donner #2	$73,990	$68,303

The decrease in revenue was caused by Donner #1being in production for 12 months of fiscal 2012 at a reduced Net Revenue Distribution as described above when compared to 2011.  The reduction in revenue for Donner #1 was due to a reduction in the Net Revenue Distribution from 36% to 20% resulting from the well reaching Payout.  Payout refers to the return of our initial investment in the well and the costs of operating the well until Payout has been achieved.

The increase in revenue for Donner #2 was caused by the conversion of the well from oil to natural gas when compared to fiscal 2011.  The well has not achieved Payout and hence the Net Revenue Distribution will remain at 36%.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place is comprised of approximately 10,000 acres.  We are obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we will be obligated to pay 40.0% of the costs of any future wells in which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.  We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  We were encouraged by the results which appear to be indicating the potential for significant hydrocarbon targets.  The logs indicated potential pay zones and we are currently in the process of completing a test well with a view toward full production if the tests indicate an economic potential, which cannot be assured.  The Company is further evaluating the well for economic production of hydrocarbons.

The first exploration well was drilled in November 2011 at a cost of $565,268 with further costs of $95,317 for the year ended December 31, 2012.

On September 7, 2012, the Company entered into a farm-out agreement with MPG King City Project, L.P. (“MPG”), pursuant to which the Company received $300,000 in exchange for a 25% working interest in the SBV 2-32 well.  MPG’s working interest will revert to a 20% working interest after Sunset pays a penalty of 400% as a result of Sunset’s election not to pay its requisite portion of the completion costs related to the well.  MPG also received a 20% working interest in all additional wells drilled in the area of mutual interest.  MPG is subsequently responsible for 25% of the completion costs.

Premont Northwest Field, USA

On August 20, 2012, the Company acquired its 10% working interest in the Garcia #3 and the continuing development rights in the field with an agreement with Progas Energy Services LLC, a Texas oil & gas company (“Progas”) to jointly develop, the field located in Jim Wells County, Texas, known as the Premont Northwest Field.  The Company acquired these interests through the issuance to Progas of 236,134 common shares valued at $35,480 and its pro-rata share of drilling costs, which amount due $49,460.  The Company has also paid its pro-rata share of $42,000 for two re-completions.

Lonestar Prospect, California, USA

On September 1, 2010, we entered into an agreement for the joint exploration and development of the Lonestar Prospect located in Colusa County, California.  We are obligated to pay 25% of the costs in order to earn a 20% working interest in the initial well, named internally as California #1-1.  As at December 31, 2011, we had expended an aggregate of $329,804 in drilling and completion costs for California #1-1.  In November 2010, this well was fully logged and tested and a 9,000 foot wholly owned pipeline installed.  The well started production during November 2010, and the costs have been transferred to the proved costs pool for depletion.  The following represents the revenue from the drilling program:

Well Name		Year ended Dec 31, 2012	Year ended Dec 31, 2011

California #1-1	$	nil	$391,740

We did not generate any revenue from the California #1-1 during the year ended December 31, 2012 due to our sale of our working interest in the California #1-1 on December 1, 2011 for net proceeds of $25,000.

NON-CORE PROPERTIES

2009-3 Drilling Program - 4 Wells

On August 7, 2009, we entered into an agreement with Ranken Energy Corporation (“Ranken Energy”) to participate in a four well drilling program in Garvin County, Oklahoma (the “2009-3 Drilling Program”).  We purchased a 6.25% working interest before casing point and 5.0% working interest after casing point in the 2009-3 Drilling Program for $37,775.  In addition to the total buy-in cost, we are responsible for our proportionate share of the drilling and completion costs.  The first well (the “Jackson #1-18”) started production during the quarter ending March 31, 2010, the second well (the “Miss Gracie #1-18”) started production during the quarter ending June 30, 2010 and the third well (“Joe Murray Farms”) started production during the quarter ended September 30, 2010.  On August 18, 2011, we plugged and abandoned Jackson #1-18 due to the well being uneconomic.  The following represents the revenues from this drilling program:

Well Name	Year ended Dec 31, 2012	Year ended Dec 31, 2011

Miss Gracie #1-18	$54,298	$160,124
Joe Murray Farms	$43,429	$108,201

The decrease in revenues for Miss Gracie #1-18 and Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.   The reduced production was caused by a general decline in the wells’ reserves.

Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the year ended December 31, 2012 and December 31, 2011 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $151,629 in revenue from the Joe Murray Farms well and $151,629 is the other fifty percent amount as of December 31, 2012 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

The first three wells in this drilling program referred to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18 started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the year ended December 31, 2012 was $7,912 (December 31, 2011: $21,410); the decrease was caused by a decrease in production due to a decline in the reserves of the wells.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the year ended December 31, 2012 was $15,808 (December 31, 2011: $28,185); the decrease in revenue was primarily attributable to a decrease in production due to declining reserves and a reduction in natural gas prices.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the year ended December 31, 2012 was $51,976 (December 31, 2011: $67,566).  The decrease in revenue was caused by a decrease in production.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $28,349 for the year ended December 31, 2012 (December 31, 2011: $22,182).  The increase for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was caused by small increase in production.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

2006-3 Drilling Program

On April 17, 2007, we entered into an agreement with Ranken Energy to participate in a six well drilling program in Garvin and Murray counties in Oklahoma (the “2006-3 drilling Program”).  The leases secured and/or lands to be pooled for this drilling program total approximately 820 net acres. We agreed to take a 10% working interest in this program.

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

Total revenue received from Plaster #1 and Dale #1 wells for the year ended December 31, 2012 was $nil (December 31, 2011:  $1.534).

Total revenue received from the Plaster #1 and Dale #1 wells for the year ended December 31, 2012 was $nil (December 31, 2010: $1,534).

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2012 or 2011.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our oil and gas operations.  As of December 31, 2012, we engaged approximately 3 contractors that provided work to us on a recurring basis, which includes Messrs. Paton-Gay, Bolen and Sandher, our executive officers.

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

Operational Risks of Delta Oil & Gas

Because we have experienced significant losses since inception, it is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations.

We suffered a net comprehensive loss of $483,481 for the year ended December 31, 2012 and $75,791 for the year ended December 31, 2011. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources, additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

Because our auditor has raised substantial doubt about our ability to continue as a going concern, our business has a high risk of failure.

The audit report of Excelsis Accounting Group (f/k/a Mark Bailey & Company, Ltd.), dated April 1, 2013 issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing, as needed, through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with certainty the outcome of those efforts. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

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

In preparing our consolidated financial statements for fiscal 2012, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2012. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by management as of December 31, 2012 was attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

If remedial measures are not taken or are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over our financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or un-remedied material weakness may preclude us from meeting our reporting obligations on a timely basis and cause investors to lose confidence in our reported financial information.

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

Acquisitions of working interests in oil and gas properties have been an important element of our business, and we will continue to pursue acquisitions of new prospects in the future. In the last year, we have pursued and consummated the acquisition and drilling of new prospects that have provided us opportunities to grow our production and reserves.  Although we regularly engage in discussions with, and submit proposals to, acquisition candidates, suitable acquisitions may not be available in the future on reasonable terms. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available on reasonable terms or at all, any new properties may not generate revenues comparable to our existing properties, the anticipated cost efficiencies or synergies may not be realized and these properties may not be integrated successfully or operated profitably. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations. Even though we perform a due diligence review (including a review of title and other records) of the properties we seek to acquire that we believe is consistent with industry practices, these reviews are inherently incomplete. Even an in-depth review of records and properties may not necessarily reveal existing or potential problems or permit us to become familiar enough with the properties to assess fully their deficiencies and potential. Even when problems are identified, we may assume certain environmental and other risks and liabilities in connection with the acquired properties. In addition, acquisitions of working interests may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

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

In the event that the employment of any of our executive officers is terminated for any reason, our executive officers would be entitled, among other things, to receive a lump sum payment equal to 150% of their annual compensation then in effect, including the value of all stock awards that would have been received in the 18 months following termination, and to require us to purchase, for cash, any shares of our stock held by or due to them as of the date of termination.  The purchase of any such shares would be consummated thirty (30) days following the date of termination and the price to be paid by us would be based upon the average closing price per share of our common stock in the ten business days preceding the purchase date.  Any lump sum compensation payments to or the repurchase of shares held by one or more departing executive officers could have a materially negative impact on our cash available for operations and our liquidity.

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

•           investor perception of our industry or our prospects; and

•           general economic trends.

In addition, stock markets generally have recently experienced price and volume fluctuations and the market prices of securities generally have been volatile. These fluctuations often have been unrelated to operating performance of a company; such market conditions may also adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a profitable price.

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

The properties in Texas  are vulnerable to significant production curtailments resulting from hurricane damage to certain fields or, even in the event that producing fields are not damaged, production could be curtailed due to damage to facilities and equipment owned by oil and gas purchasers, or vendors and suppliers, because a portion of our oil and gas properties are located near coastal areas of the Texas.

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

Our reserve estimates generated for 2012 were compiled by Harper & Associates, Inc. and Ryder Scott Company, L.P., independent consultants. In conducting their evaluations, the consultants evaluate our properties and independently develop proved reserve estimates.  There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including:

•           expected reservoir characteristics based on geological, geophysical and engineering assessments;

•	future production rates based on historical performance and expected future operating and investment activities;

•	future oil and gas prices and quality and location differentials; and

•	future development and operating costs.

Although we believe the independent consultants’ reserve estimates are reasonably based on the information available to them at the time they prepare their estimates, our actual results could vary materially from these estimated quantities of proved oil and natural gas reserves (in the aggregate and for a particular location), production, revenues, taxes and development and operating expenditures. In addition, these estimates of reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and natural gas prices, operating and development costs and other factors.

Use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results drilling operations on our properties.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are tools only used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, drilling activities on our properties may not be successful or economical.

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
Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of review, discussion or implementation.  Through 2012, domestic legislative and regulatory efforts included proposed federal legislation and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and natural gas.

Risks Relating to our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service (the “OTCBB”) of the Financial Industry Regulatory Authority (“FINRA”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a stock exchange like NYSE or Nasdaq.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling, if it were to occur, could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.

We are required to evaluate, and furnish a report by our management on, our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2012.  If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

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

If we issue shares of preferred stock with superior rights than our common stock, it could result in a decrease of the value of our common stock and delay or prevent a change in control of us.

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

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares, which are penny stocks, some brokers may be unwilling to trade them.  This means that you may have difficulty reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Not applicable.

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

Reported Reserves Table

The following table sets forth summary information regarding our estimated proved reserves at December 31, 2012, 2011 and 2010:

December 31,
	2012		2011		2010
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Proved Producing & Non-Producing Reserves (1)	155,440	73,902	156,630	48,950	173,930	219,090

Present value of proved reserves (2)	4,739,991		2,589,824		6,624,506

Standardized measure of discounted future net cash flows (3)	3,833,734		2,390,024		4,761,927

(1)
Estimates of reserves as of year-end 2012, 2011 and 2010 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period of the applicable year, in accordance with revised guidelines of the SEC applicable to reserves estimates beginning with the year-end 2009. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports dated December 31, 2012, 2011 and 2010 is priced based on the 12-month un-weighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year. PV-10 is a non-GAAP measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.

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

	Reserves
Reserve Category	Oil & NGL’s (Bbls)	Natural Gas (Mcf)	Total (BOE)
PROVED
Developed:	24,536	155,820	49,839
Undeveloped:	49,366	3,620	49,969
TOTAL PROVED at December 31, 2012	73,902	155,440	99,808

The decrease  in proved developed reserves from December 31, 2011 to December 31, 2012 was attributable to an increase in undeveloped reserves in the Company’s Texas properties.

The technologies used to establish the appropriate level of certainty for reserve estimates from properties included in the total reserves disclosed above consisted of seismic and geologic interpretations.

Proved Undeveloped Reserves

As of December 31, 2012, we had 49,969 BOE (Barrels of Oil Equivalent) of proved undeveloped reserves, or PUDs, as compared to 21,157 BOE of PUDs as of December 31, 2012.  The increase in PUDs from December 31, 2011 to December 31, 2012 was attributable to an increase in reserves at our Texas Prospect due to an additional well that was drilled, however, this was partially offset by an a decrease in PUDs from our Oklahoma properties.  All PUDs as of December 31, 2012 were located in the United States.  Each of these PUDs will be converted from undeveloped to developed as the wells begin production.  We anticipate that all of the PUDs will be developed within five years after first disclosure as proved undeveloped reserves.  During the year ended December 31, 2012, we expended $360,970 to convert proved undeveloped reserves into  16,210 MCF of proved developed reserves.

We have established our drilling budget for fiscal 2013 and set forth below are the amounts we anticipate expending on each of the core properties, subject to having sufficient resources to expend on drilling activity which cannot be assured.  We have proposed to expend $500,000 for development drilling during 2013 at our Texas Prospect.

We have not proposed any other development drilling in 2013; however, depending on the success of the planned drilling activity previously noted, we may expand our drilling program during 2013.

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent third party reserve engineering firm under the supervision of our management. Our management provides to our third party reserves engineers reserves estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other information. This information is reviewed by other members of management to ensure accuracy and completeness of the data prior to submission to our third party reserve engineering firm.  During 2012, we retained Harper & Associates, Inc. and Ryder Scott Company, L.P. as independent third-party reserve engineers, to prepare our estimates of proved reserves.  For more information about the evaluations performed by Harper & Associates, Inc. and Ryder Scott Company, L.P.,  see copies of their respective reports filed as exhibits to this Form 10-K.

Our Chief Executive Officer, Christopher Paton-Gay, is the person primarily responsible for overseeing the preparation of reserves audits conducted by independent third-party engineers.  Mr. Paton-Gay has over 30 years of industry experience, which includes having founded and been chairman and president of two private oil and gas companies.  In these capacities, Mr. Paton-Gay has a very high degree of working knowledge and understanding of geologic formations, drilling and completion parameters, and all facets of production.  Given his extensive hands-on familiarity with the properties he has previously operated and those current properties we hold, we consider Mr. Paton-Gay to be a qualified person in overseeing the preparation of our internal reserve estimates and for coordinating any reserves audits conducted by a third-party engineering firm. Mr. Paton-Gay was also one of the founding Directors of the Explorers and Producers Association of Canada and is a graduate of the ICD - Institute of Corporate Directors Canada.

Reserves Reported to Other Agencies

We did not file any reports during the year ended December 31, 2012 with any federal authority or agency other than the SEC with respect to our estimates of oil and natural gas reserves.

Production

The following table sets forth summary information regarding production by final product sold for the years ended December 31, 2012, 2011 and 2010:

Production Data	Year ended December 31,
	2012	2011	2010
Production -
Oil (Bbls)	4,424	8,228	9,309
Gas (Mcf)	25,399	108,978	36,657
Average Sales Price -
Oil (Bbls)	$99.00	$96.00	$75.00
Gas (Mcf)	$3.00	$4.01	$4.00
Average Production Costs per Mcf	$1.00	$1.00	$1.00

The table below sets forth summary information regarding production by final product for each country containing 15% or more of our proved reserves for the years ended December 31, 2012, 2011 and 2010.  All production in Canada during 2010 was attributable to the Wordsworth Prospect in Saskatchewan which we disposed of in 2010.  The production in the United States is attributable to our properties in Newton County, Texas, Colusa County, California (for the 2011 and 2010 periods)  and Garvin and Murray counties in Oklahoma that comprise the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

Production Data	Year Ended December 31
	2012		2011		2010
	USA	Canada	USA	Canada	USA	Canada
Production -
Oil (Bbls)	4,424	0	8,228	0	7,456	1,853
Gas (Mcf)	25,399	0	108,978	0	36,657	0
Average Sales Price -
Oil (Bbls)	$99.00	0	$96.00	$0.00	$75.00	$74.00
Gas (Mcf)	$3.00	0	$4.01	$0.00	$4.00	$0.00
Average Production Costs
Oil (Bbls)	$9.00	0	$8.00	$0.00	$20.00	$26.00
Gas (Mcf)	$1.00	0	$1.00	$0.00	$1.00	$0.00

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

The table below sets forth summary information regarding production by final product for each field that contains 15% or more of our total proved reserves expressed on a BOE basis for the years ended December 31, 2012, 2011 and 2010.

Production Data	Year Ended December 31
	2012		2011		2010
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Production -
Garvin & Murray County, Oklahoma, USA	1,958	5,533	4,435	6,959	5.981	11,085
Newton County, Texas, USA (Texas Prospect)	2,466	19,866	3,794	-	1,475	-
Saskatchewan, Canada (Wordsworth) 1	-	-	-	-	1,853	-
Colusa County, California, USA (Lonestar Prospect) 2	-	-	-	102,019	-	25,572

1	We disposed of our interests in the Wordsworth prospect during 2010.
2	We disposed of our interests in the Lonestar Prospect on December 1, 2011.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2012:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2
Garvin & Murray County, Oklahoma, USA 4	6	0.38	8	0.5	940	109
King City, California, USA	0	0	0	0	0	0
Newton County, Texas, USA (Texas Prospect)	2	0.68	0	0	155	105
USA TOTALS	8	1.06	8	0.5	1,095	214

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
2
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

3	Productive wells are producing wells and wells capable of production.
4	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in “Item 1, Business”.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2012:

	Undeveloped Acreage 1 as of December 31, 2012
	Gross	Net
Garvin & Murray County, Oklahoma, USA 2	1,660	301
King City, California, USA	960	192
Newton County, Texas, USA (Texas Prospect)	209	75
USA TOTALS	2,829	568

1         "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

2          Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in “Item 1, Business”.

Drilling Activity

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Garvin Murray Counties, Oklahoma, USA 3
2012	0	0	0	0
2011	0	0	0	0
2010	0.60	0	0	0
Newton County, Texas, USA (Texas Prospect)
2012	0	0	0	0
2011	0	0	0	0
2010	0.36	0	0	0
Colusa County, California, USA (Lonestar Prospect) 4
2012	0	0	0	0
2011	0.25	0	0	0
2010	0.25	0	0	0
King City, California, USA
2012	0.20	0	0	0
2011	0	0	0	0
2010	0	0	0	0

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Saskatchewan, Canada (Wordsworth) 6
2012	0	0	0	0
2011	0	0	0	0
2010	0	0	0	0

The table below sets forth summary information regarding our drilling activity for the last three years for each country in which we engaged in drilling activity for the years ended December 31, 2012, 2011and 2010.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Canada
2012	0	0	0	0
2011	0	0	0	0
2010	0	0	0	0
USA
2012	0	0	0	0
2011	0	0	0.32	0
2010	0.60	0	0.0375	0

1
 A productive well is an exploratory or development well that is not a dry well.  Although a well may be classified as productive upon completion, future changes in oil and gas prices, operating costs and production may result in the well becoming uneconomical.

2	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
3	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in “Item 1, Business.”
4	We disposed of our interests in the Lonestar Prospect on December 1, 2011.
6	We disposed of our interests in the Wordsworth prospect during 2010.

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

Fiscal Year Ended December 31, 2012

Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2012	$0.17	$0.06
June 30, 2012	$0.13	$0.05
September 30, 2012	$2.00	$0.08
December 31, 2012	$0.12	$0.01

Fiscal Year Ended December 31, 2011

Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2011	$0.19	$0.12
June 30, 2011	$0.20	$0.13
September 30, 2011	$0.18	$0.09
December 31, 2011	$0.20	$0.05

Holders of Common Stock

As of March 21, 2013, we had approximately 36 shareholders of record of our common stock.   Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the 2013 Incentive Compensation Plan (the “2013 Incentive Compensation Plan”) effective March 1, 2013.   Our board of directors also adopted the 2010 Incentive Compensation Plan (the “2010 Incentive Compensation Plan,” and together with the 2013 Incentive Compensation Plan, the “Incentive Compensation Plans”) on March 8, 2010.  Neither the 2013 Incentive Compensation Plan nor the 2010 Incentive Compensation Plan has been approved by shareholders.  Grants of 1,000,000 options were made under the 2010 Incentive Compensation Plan during fiscal 2012.  As of February 6, 2013, all 2,000,000 of the shares reserved for issuance under the 2010 Incentive Compensation Plan had been issued and no shares remain available under that plan.  Going forward, equity awards will be made under the 2013 Incentive Compensation Plan.

 The Incentive Compensation Plans authorize us to grant awards in the form of shares of common stock, including unrestricted shares of common stock; options to purchase shares of common stock; stock appreciation rights or similar rights with a fixed or variable price related to the fair market value of the shares of common stock and with an exercise or conversion privilege related to the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions; any other security with the value derived from the value of the shares of common stock, such as restricted stock and restricted stock units; deferred stock units; dividend equivalent rights; or any combination of the foregoing.  Our board of directors administers the Incentive Compensation Plans.

 The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock awards.  The exercise price of any option shall be determined at the time the option is granted by the board of directors. However, the exercise price may generally not be less than 100 percent of the fair market value of the shares of common stock on the date of the grant. Each option expires on the date determined by the board of directors, but not later than ten years after the grant date. The board of directors may determine in its discretion whether any option shall be subject to vesting and the terms and conditions of any such vesting.  The Incentive Compensation Plans also provide for the immediate vesting of options, and authorize the board of directors to cancel outstanding options or to make adjustments to the transfer restrictions on those options in the event of certain changes in corporate control of the company.  Awards, including options, made under the Incentive Compensation Plans are not assignable and also subject to any restrictions and conditions imposed by the board of directors.

We also previously maintained the 2005 Stock Incentive Plan, which provided for the grant of stock options to our employees, officers, directors and consultants.  As of December 31, 2012, all of the shares reserved for issuance under the 2005 Stock Incentive Plan had been issued and expired; therefore, no grants under that plan remain outstanding.

We have registered the shares of our common stock issuable under each of the 2013 Incentive Compensation Plan, the 2010 Incentive Compensation Plan and the 2005 Stock Incentive Plan.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2012.

Equity Compensation Plan as of December 31, 2012

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders (1)	600,000 600,000 400,000	$0.135 $0.13 $0.08	400,000
Total	1,600,000	$0.119	400,000

(1)     All awards represented in this table were made under the 2010 Incentive Compensation Plan.

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

For the Years Ended December 31, 2012 and 2011

Revenues

We generated total revenue of $528,991for the year ended December 31, 2012, a decrease of approximately 57% from revenues of $1,225,221 for the year ended December 31, 2011.  During the year ended December 31, 2012, all of our revenue was attributable to natural gas and oil sales.  The decrease in revenue was due to the disposal in December 2011 of the California #1-1 well in the Lonestar Prospect; a reduction in production from our wells in Oklahoma; and the Company achieving the payout amount for the Donner #1 well, which further reduced our working interest percentage, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $1,008,194 for the year ended December 31, 2012, a 22% decrease from costs and expenses of $1,291,670 for year ended December 31, 2011.

This decrease in incurred costs and expenses is primarily attributable to the collective results of the following factors:

•
General and administrative costs for the year ended December 31, 2012 increased to $691,999 from $643,691 for the year ended December 31, 2011, an increase of 8%.  The increase in general and administrative costs was caused by an increase in stock based compensation expense attributable to the issuances of stock options and shares of common stock to management and consultants.  Stock based compensation expense for the year ended December 31, 2012 was $155,161 as compared to $124,693 for the year ended December 31, 2011.  Excluding stock-based compensation the general and administration costs for the year ended December 31, 2012 was $536,838 compared to $518,998 for the corresponding year.  The increase of 3% was caused by the costs related to investor relation services.

•
Legal and Professional fees for the year ended December 31, 2012 decreased to $68,401 from $88,349 for the year ended December 31, 2011, a decrease of 23%.  The decrease in professional fees was attributable to the Company cost reduction drive.

•
Consulting fees for the year ended December 31, 2012 decreased to $270,189 from $319,140 for the year ended December 31, 2011, a decrease of 15%.  The decrease in consulting fees was attributable to a decrease our management’s compensation.

•
Natural gas and oil operating costs for the year ended December 31, 2012 decreased to $147,837 from $207,791for the year ended December 31, 2011, a decrease of 29%. The decrease in natural gas and oil operating costs is attributable to a decrease in the revenue from producing wells for the year ended December 31, 2012, as compared to the year ended December 31, 2011.

•
Depreciation and depletion expense for the year ended December 31, 2012 decreased to $166,370 from $437,893 for the year ended December 31, 2011, a decrease of 62%. The decrease in depreciation and depletion expense is attributable to the reduction of producing wells.

Net Operating Loss

The net operating loss for the year ended December 31, 2012 was $479,203, compared to a net operating loss of $66,449for the year ended December 31, 2011.

Other Income and Expense

We reported other net income, generated from interest received, of $36 for the year ended December 31, 2012, as compared to other income of $3 in the year ended December 31, 2011.  The reported interest expense of $1,087 for the year ended December 31, 2012, compared to $nil for the year ended December 31, 2011.  The interest expense in 2012 was due to the promissory note payable to the Directors of the Company.

Net Comprehensive Loss

As a result of the above factors, we reported for the year ended December 31, 2012 a net loss of $480,254.  After application of a comprehensive loss of $3,227 due to foreign currency translation, we reported a net comprehensive loss for the year ended December 31, 2012 was $483,481.  For the year ended December 31, 2011, we reported a net loss of $66,446 and $75,791 after offsetting comprehensive loss of $9,345 due to foreign currency translation.

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

	Dec 31, 2012	Sept 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	Jun 30, 2011	Mar 31, 2011
	$	$	$	$	$	$	$	$
Revenue	153,699	127,517	121,057	126,718	190,158	219,471	405,068	410,524
Operating Costs	(213,943)	(256,800)	(306,444)	(231,007)	(278,931)	(217,855)	(323,601)	(471,283)
Non-cash items *	68,625	64,185	120,884	67,837	81,795	103,580	129,479	247,732
Net Operating Income/(loss)	8,381	(65,098)	(64,503)	(36,452)	(6,978)	105,196	210,946	186,973

*Non-cash items are those items that are related to stock-based compensation, depreciation and depletion, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $145,369 and total current liabilities in the amount of $46,990.  As a result, we had working capital of $98,379 as of December 31, 2012.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we may require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2013.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities used $229,395 in cash for the year ending December 31, 2012, compared to $502,194 in cash generated from operating activities for the year ended December 31, 2011.  Our negative cash flow from operating activities for the year ending December 31, 2012 was caused by a reduction in our revenue, which resulted from a decrease in reserves from the Oklahoma properties and the disposal of the uneconomic well in the Lonestar property.

Cash Used in Investing Activities

Cash flows used by investing activities for the year ended December 31, 2012 was $10,201, compared to $759,749 cash flows used by investing activities for the year ended December 31, 2011.  Our negative cash flow from investing activities for the year ended December 31, 2012 was primarily caused by investments in natural gas and oil working interests.  Our negative cash flow from investing activities for the year ended December 31, 2011 was primarily caused by investments in natural gas and oil working interests which were partially offset by sale proceeds of natural gas and oil working interests in the amount of $7,603.

Cash from Financing Activities

Cash flows generated from financing activities for the year ending December 31, 2012 were $20,057, compared to $nil for the year ended December 31, 2011.  During 2012, the Company’s directors loaned an aggregate of CDN$20,000 to the Company which incurred an interest of Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $5,952,937 since inception.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  To achieve profitable operations, we may require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard; further if we are unable to obtain such funding, we may need to substantially revise our business plan or cease operations.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our accounting policies are disclosed in Note 2 of Notes to the Consolidated Financial Statements. During fiscal 2012, there were no material changes to these policies. Our more critical accounting policies are noted below:

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

Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers. Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which we share an undivided interest with other producers are recognized based on the actual volumes sold by us during the period.  Gas imbalances occur when our actual sales differ from its entitlement under existing working interests.  We record a liability for gas imbalances when we have sold more than our working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  At December 31, 2012 and 2011, we had no overproduced imbalances.

Recent Accounting Pronouncements

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the financial statements.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.      Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team and no audit committee.   Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning directors, corporate governance and executive officers of the Company is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings “Election of Directors” and “Corporate Governance”, respectively, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012 (the “Proxy Statement”).

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

The information required by Item 11 concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors for Year Ended December 31, 2012.”

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

(c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Delta Oil & Gas, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. Delta Oil & Gas, Inc. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) of the accompanying consolidated financial statements the Company has incurred recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans to continue as a going concern are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Excelsis Accounting Group
      Excelsis Accounting Group
      Reno, NV
      April 1, 2013

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31,	December 31,
	2012	2011
ASSETS

Current
Cash and cash equivalents	$35,507	$258,228
Restricted cash	53	10,662
Accounts receivable	108,783	192,117
Prepaid expenses	1,026	8,402

	145,369	469,409

Natural Gas And Oil Properties
Proved property	1,103,877	1,137,012
Unproved property	517,299	595,102

	1,621,176	1,732,114

Property, Plant And Equipment (Net)	-	251

TOTAL ASSETS	$1,766,545	$2,201,774

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,341	$182,080
Project cost advanced received	12,547	18,742
Due to related party	20,102	45

	46,990	200,867
Long Term
Asset retirement obligation	28,115	16,567

TOTAL LIABILITIES	75,105	217,434

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
14,693,241 and 14,157,107 shares issued and
outstanding, respectively	14,693	14,157
Additional paid-in capital	7,487,946	7,297,901

Accumulative Other Comprehensive Income	141,738	144,965

Accumulated Deficit	(5,952,937)	(5,472,683)

TOTAL STOCKHOLDERS' EQUITY	1,691,440	1,984,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,766,545	$2,201,774

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Income /(Loss)
(Stated in U.S. Dollars)
(Unaudited)
	Year Ended
	December 31,
	2012	2011
Revenue

Natural gas and oil sales	$528,991	$1,225,221

	528,991	1,225,221
Costs And Expenses

Natural gas and oil operating costs	147,837	207,791
General and administrative	691,999	643,691
Accretion	1,988	2,295
Depreciation and depletion	166,370	437,893

	1,008,194	1,291,670

Net Operating Income/(Loss)	(479,203)	(66,449)

Other Income And Expense
Interest income	36	3
Interest expense	(1,087)	-

	(1,051)	3

Net Income/(Loss) Before Other Comprehensive Loss	$(480,254)	$(66,446)

Other Comprehensive Income/(Loss)

Foreign currency translation	(3,227)	(9,345)

Comprehensive Income/(Loss) For The Years	$(483,481)	$(75,791)

Basic And Diluted Loss Per Common Share

Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

Weighted Average Number Of Common Shares Outstanding

Basic	14,466,686	14,141,491
Diluted	14,466,686	14,141,491

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
For the years ended December 31, 2012 and 2011
(Stated in U.S. Dollars)
(Unaudited)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER			DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	VALUE	PAID-IN CAPITAL	STAGE	INCOME/(LOSS)	TOTAL

Balance, December 31, 2010	13,857,107	13,857	7,173,508	(5,406,237)	154,310	1,935,438

Shares issued to President, CEO & CFO as part of their compensation package at $0.14	300,000	300	41,700	-	-	42,000

Stock-based compensation	-	-	82,693	-	-	82,693

Cumulative translation adjustment	-	-	-	-	(9,345)	(9,345)
Net loss for the year	-	-	-	(66,446)	-	(66,446)

Balance, December 31, 2011	14,157,107	$14,157	$7,297,901	$(5,472,683)	$144,965	$1,984,340

Shares issued to President, CEO & CFO as part of their compensation package at $0.14	300,000	300	41,700	-	-	42,000

Shares issued for property	236,134	236	35,184	-	-	35,420

Stock-based compensation	-	-	113,161	-	-	113,161

Cumulative translation adjustment	-	-	-	-	(3,227)	(3,227)
Net loss for the year	-	-	-	(480,254)	-	(480,254)

Balance, December 31, 2012	14,693,241	$14,693	$7,487,946	$(5,952,937)	$141,738	$1,691,440

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Year Ended
	December 31,
	2012	2011
Cash Flows From Operating Activities:

Net income/(loss) for the periods	$(480,254)	$(66,446)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,988	2,295
Depreciation and depletion	166,370	437,893
Stock-based compensation expense	113,161	82,693
Shares issued for services	42,000	42,000

Changes in operating assets and liabilities:
Accounts receivable	83,334	85,472
Accounts payable and accrued liabilities	(167,739)	(70,101)
Restricted cash	10,609	(2,292)
Project cost advance received	(6,195)	13,318
Due to related party	-	(22,804)
Prepaid expenses	7,376	166

Net Cash (Used)/Generated In Operating Activities	(229,350)	502,194

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	305,793	7,603
Investment in natural gas and oil working interests	(315,994)	(767,352)

Net Cash (Used)/Generated In Investing Activities	(10,201)	(759,749)

Cash Flows From Financing Activities:

Promissory note payable	20,057	-

Net Cash Generated in Financing Activities	20,057	-

Net Decrease In Cash And Cash Equivalents	(219,494)	(257,555)

Effect of Foreign Currency Adjustments on Cash	(3,227)	(9,345)

Cash And Cash Equivalents at Beginning of the Years	258,228	525,128

Cash And Cash Equivalents at End of the Years	$35,507	$258,228

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President, CFO and CEO as part of their	$42,000	$42,000
compensation package

Investment in natural gas and oil working interests included in accounts payable	$-	$151,778.00

Sales proceeds of natural gas and oil working interests included in accounts receivable	$-	$25,000.00

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,952,937 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
December 31, 2012
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
December 31, 2012
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  As at December 31, 2012 and 2011, the Company had no overproduced imbalances.

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
December 31, 2012
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

n)    Income/Loss Per Share
As required by the “Earnings Per Share” Topic of the FASB Accounting Standards Codification, basic and diluted earnings per share are to be presented.  Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the year.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

As the company is reporting net loss in both years, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Basic and Diluted earnings per share computation:
Income (Loss) from continuing operations and net income (loss)	$(480,254)	$(66,446)
Weighted Average Basic shares outstanding	14,466,686	14,141,491
Basic and Diluted earnings (loss) per share	$(0.03)	$(0.00)

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
December 31, 2012
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
December 31, 2012
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

3.           RECENT ACCOUNTING PRONOUNCEMENTS

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the financial statements.

4.           NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2011	Additions	Disposals	Transfer from unproved properties	Depletion for the year	December 31, 2012

USA properties	$1,137,012	$138,777	$(5,793)	$-	$(166,119)	$1,103,877

a)     Proved Properties – Descriptions

Properties in U.S.A.

i.      Oklahoma, USA

2006-3 Drilling Program

In April 2007, the Company entered into the 2006-3 Drilling Program which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.

The working interest of Plaster #1-1 was sold in April 2011, the net proceeds was $7,603.

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  At December 31, 2012, the total cost of the 2007-1 Drilling Program was $669,054.  The interests are located in Garvin County, Oklahoma.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties – Descriptions (continued)

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.7% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  At December 31, 2012, the total cost of the 2009-1 Drilling Program was $97,842.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into the 2009-3 Drilling Program for four wells which will provide a 6.25% working interest before casing point and 5.0% working interest after casing point.  At December 31, 2012, the total cost of the 2009-3 Drilling Program was $290,700.  The interests are located in Garvin County, Oklahoma.

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010.  At December 31, 2012, the total cost of Joe Murray Farm #1-18 was $52,526.  The interests are located in Garvin County, Oklahoma.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing.  At December 31, 2012, the total cost of Donner #1 was $325,887.  During August 2011, the second exploration well, Donner#2, commenced production. At December 31, 2012, the total cost of Donner #2 was $499,684.

iii.  California #1-1 -  Lonestar Prospect, California, USA

On September 1, 2010, the Company entered into an agreement for the joint exploration and development of the Lonestar Prospect located in California, USA.  The Company has a 25% working interest in the initial Prospect Test Well, California 1-1.

In November 2010, California 1-1 started producing.  The working interest of California 1-1 was sold on December 1, 2011, the net proceeds was $25,000.

b)    Unproved Properties

Properties	December 31, 2011	Addition	Disposals	Transfer to proved properties	December 31, 2012

USA properties	$595,102	$222,197	$(300,000)	$-	$517,299

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2012, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2012	2011	2010	2009 and Prior

Property acquisition costs and transfer to proved property pool	$-	-	-	(37,775)	37,775

Exploration and development	$517,299	(77,803)	406,335	(258,345)	447,112

Capitalized interest	$-	-			-

Total	$517,299	(77,803)	406,335	(296,120)	484,887

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

On September 2012, the Company received $300,000 in exchange for a 25% working interest in the SBV 2-32 well, which will revert to a 20% working interest after the Sunset penalty payout of 400% as a result of Sunset’s election not to pay its requisite portion of the completion costs related to the well. The purchaser also received a 20% working interest in all additional wells drilled in the area of mutual interest and is subsequently responsible for 25% of the completion costs.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

The first exploration well, Donner #1, started producing in August 2010, Donner #2 started producing in August 2011, these two wells were moved to the proven cost pool for depletion.

iii.   Premont Northwest Field, USA

On August 20, 2012, the Company acquired its 10% working interest in the Garcia #3 and the continuing development rights in the field with an agreement with Progas Energy Services LLC, a Texas Oil & Gas Company (“Progas”) to jointly develop, the field located in Jim Wells County, Texas, known as the Premont Northwest Field.  The Company acquired these interests through the issuance to Progas of 236,134 common

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

iii.   Premont Northwest Field, USA (continued)

shares valued at $35,420 and its pro-rata share of drilling costs, which amount to $49,460.  The Company has also paid its pro-rata share of $42,000 for two re-completions.

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

6.             CURRENT LIABILITIES

The Company received $12,547 as of December 31, 2012 (December 31, 2011 - $18,742) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling the first and second exploration wells.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

7.            INCOME TAXES PAYABLE (continued)

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income tax expense for the years ended December 31, 2012 and 2011 consists of the following:

	December 31	December 31
	2011	2011

Current tax expense (benefit)	$-	$-
Deferred tax expense (benefit)	-	-

United States Total	$-	$-

Canada	2,997,267	2,640,419
	$2,997,267	$2,640,419

The effective income tax rate for years ended December 31, 2012 and December 31, 2011 differs from the U.S. Federal statutory income tax rate due to the following:

	December 31	December 31
US	2011	2011
Federal statutory income tax rate	35.00%	35.00%
State income taxes (average), net of federal benefit	-	- -
Permanent Differences	(2.78%)	0.02%
Foreign Rate Difference	(21.62%)	(15.67%)
Valuation allowance	(10.60%)	(19.35%)
Net income tax provision (benefit)	-	-

Canada
Federal statutory income tax rate	15.00%	15.00%
Provincial income taxes	12.00%	12.00%
Valuation allowance	(27.00%)	(27.00%)
Net income tax provision (benefit)	-	-

The current income and loss components of the deferred tax assets/ (liabilities) as of December 31, 2012 and 2011 are as follows:

	December 31	December 31
	2012	2011

US operating loss/(profit)	$(377,279)	$318,774
Canadian operating loss	(356,848)	(385,220)
	$(734,127)	$(66,446)

The Company has estimated $4,979,996 (2011: $4,323,746) of net operating loss carry forwards and will begin to expire on between 2017 and 2032.

The cumulative components of the deferred tax assets and liabilities as of December 31, 2012 and as of December 31, 2011 are as follows:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

7.           INCOME TAXES PAYABLE (continued)

	December 31	December 31
US	2012	2011
US Operating loss carry forward	$700,756	$589,200
US Capital Loss carry forward	407,869	-
Non-Qualified Stock Options	88,466	34,159
Canadian Operating loss carry forward	809,262	712,913
Resources pools Canada – available for expense	646,987	634,936
Resource Assets capitalized	401,856	394,364
Total	$3,055,195	$2,365,572

Valuation Allowance	$(2,993,974)	$(2,326,979)
Deferred Tax Assets (Net of Allowance)	$61,221	$38,593
Net deferred tax liabilities Accumulated Depletion	(61,221)	(38,593)
Total	$(61,221)	$(38,593)

Net Deferred asset/liabilities	$-	$-

8.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2012 and December 31, 2011, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

8.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the years ended December 31, 2012 and December 31, 2011:

	December 31 2012	December 31 2011
Balance, beginning of the year	$16,567	$19,121
Liabilities assumed	-	-
Revisions	9,560	(4,849)
Accretion expense	1,988	2,295
Balance, end of the year	$28,115	$16,567

9.            SHARE CAPITAL

i.     Common Stock

On January 19, 2011, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package.  The price per share as of January 19, 2011 was $0.14.

On February 22, 2012, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package for 2012.  The price per share was $0.14.

On August 20, 2012, the Company issued 236,134 common shares valued at $35,420 to Progas Energy Services, Inc. as payment of the drilling costs of the first well located in Jim Wells County, Texas.  The price per share was $0.15.

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2012 (December 31, 2011 - Nil).

ii.    Stock Options

On June 1, 2012, the Company granted 400,000 stock options with an exercise price of $0.08 per share to a Company engaged in investor relations.  Of that amount 200,000 stock options vested immediately and the remaining 200,000 stock options vested September 1, 2012.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $113,161 for the year ended December 31, 2012 and $82,693 for the year ended December 31, 2011.  The changes in stock options are as follows:

	Number	Weighted average exercise price

Balance outstanding, December 31, 2011	1,500,000	$0.128
Granted	600,000	0.130
Granted	400,000	0.080
Expired	(100,000)	0.150
Expired	(800,000)	0.120
Balance outstanding, December 31, 2012	1,600,0000	$0.119

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

9.            SHARE CAPITAL (continued)

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	December 31, 2012	December 31, 2011
Risk-fee interest rate	1.15%	1.95%
Expected life of the option	5 year	5 year
Expected volatility	228%	214%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at December 31, 2012:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remainig contractual life (years)	Number of shares

$0.135	600,000	3.05	600,000
$0.130	600,000	4.22	600,000
$0.080	400,000	0.41	400,000

10.          RELATED PARTIES

During the year ended December 31, 2012, the Company paid $270,189 (December 31, 2011 - $319,140) for consulting fees and $46,143 (December 31, 2011 - $44,633) for accounting services to Companies controlled by directors and officers of the Company.  There was $nil (December 31, 2011 - $45) payable to directors and officers of the Company for the consulting fees and the reimbursement of expenses incurred on behalf of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On January 19, 2011, the Company issued 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price per share as of January 19, 2011 was $0.14.  The total cost of $42,000 was recorded in compensation expense for shares granted and was included in general and administration expense.

On January 19, 2011, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.135 for 5 years.  The price of the share on January 19, 2011 was $0.14.  The total cost of $82,693 was recorded in compensation expense for options granted and was included in general and administration expense.

On March 21, 2012, the Company granted 600,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.13 for 5 years.  The price of the share on March 21, 2012 was $0.14.  The total cost of $83,149 was recorded in  compensation expense for options granted and was included in general and administration expense.

On February 22, 2012, the Company granted 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price per share as of the grant date was $0.14.  The total cost of $42,000 was recorded in compensation expense for shares granted and was included in general and administration expense.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

10.          RELATED PARTIES (continued)

On July 23, 2012, the Company received a promissory note for CAD$20,000 from the officers of the Company.

	December 31 2012	December 31 2011

Unsecured loan CAD$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$20,102	$-

The promissory notes are payable on demand.  As of December 31, 2012, the accrued interest was $805.

11.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

12.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of December 31, 2012, we recognized $151,629 in revenue from the Joe Murray Farms well and $151,629 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

13.        SEGMENTED INFORMATION

In accordance with Accounting Standards Codification, Segment Reporting, the Company has identified only one operating segment, which is the exploration and production of oil and natural gas.  All of the Company’s oil and gas properties are located in the United States and Canada (refer to note 4), and all revenues are attributable to United States and Canada as follows:

	December 31 2012	December 31 2011
Revenue
United States	$528,991	$1,225,221
Canada	-	-
Total Revenue	$528,991	$1,225,221

Assets
United States	$1,710,535	$1,888,400
Canada	56,010	313,374
Total Assets	$1,766,545	$2,201,774

Liabilities
United States	$53,957	$217,205
Canada	21,148	229
Total Liabilities	$75,105	$217,434

14.         UNAUDITED OIL AND GAS RESERVE QUANTITIES

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2012, 2011, and 2010:

2010
Property acquisition costs	USA	Canada
Proved	17,900	-
Unproved	(17,900)	-
Development costs
Exploratory costs	1,741,655	(180,681)
Oil and gas expenditures	1,741,655	(180,681)

2011
Property acquisition costs	USA	Canada
Proved	-	-
Unproved	-	-
Development costs
Exploratory costs	919,131	-
Oil and gas expenditures	919,131	-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

14.         UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

2012
Property acquisition costs	USA	Canada
Proved	-	-
Unproved	-	-
Development costs	-	-
Exploratory costs	360,974	-
Oil and gas expenditures	360,974	-

The following unaudited reserve estimates presented as of December 31, 2012 and 2011 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, December 31, 2010	219,090	173,930
Revisions of previous estimate	(217,773)	(62,821)
Discoveries	55,861	180,480
Reserves sold to third party	-	(25,981)
Production	(8,228)	(108,978)
Estimated quantity, December 31, 2011	48,950	156,630
Revisions of previous estimate	29,376	24,209
Discoveries	-	-
Reserves sold to third party	-	-
Production	(4,424)	(25,399)
Estimated quantity, December 31, 2012	73,902	155,440

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
December 31, 2012	24,536	49,366	73,902
December 31, 2011	31,890	17,060	48,950

Gas (MCF)
December 31, 2012	151,820	3,620	155,440
December 31, 2011	132,050	24,580	156,630

UNAUDITED STANDARIZED MEASURE

The following information has been developed utilizing procedures prescribed by ASC 932-235 Extractive Activities - Oil and Gas Notes to the Financial Statements and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Stated in U.S. Dollars)

14.          UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money. Certain balances from 2011 have been updated based on revised calculations.

	December 31 2012	December 31 2011
Future Cash inflows	$7,872,934	$5,143,486
Future production costs	(1,529,471)	(1,600,862)
Future development costs	(858,700)	(283,677)
Future income tax expense	-	-
Future cash flows	5,484,763	3,258,947
10% annual discount for estimated timing of cash flows	(1,651,029)	(868,923)
Standardized measure of discounted future net cash	$3,833,734	$2,390,024

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	December 31 2012	December 31 2011
Beginning of year	$2,390,024	$4,761,827
Sales and transfers of oil and gas produced, net production costs	2,729,448	(3,345,814)
Net changes in prices and production costs and other	71,391	201,749
Net changes due to discoveries	-	-
Changes in future development costs	(575,023)	132,073
Revisions of previous estimates	-	-
Other	-	-
Net change in income taxes	-	-
Accretion discount	(782,106)	640189
Total change in standardized measure during the year	1,443,710	(2,371,803)
End of year	$3,833,734	$2,390,024

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st  day of April 2013.

DELTA OIL & GAS, INC.,
a Colorado corporation

By:  /s/    Christopher Paton-Gay
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	April 1, 2013
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas N. Bolen	April 1, 2013
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	April 1, 2013
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2012 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3 of the Company’s Form SB-2 filed on February 13, 2002

3.2	Articles of Amendment to the Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated October 21, 2009.

3.3	By-laws of Delta Oil & Gas, Inc., as amended	Exhibit 3.4 of the Company’s Form 10-K for the year ended December 31, 2009

10.1	Letter Agreement by and between Delta Oil & Gas, Inc. and Ranken Energy Corporation dated September 10, 2007	Exhibit 10.1 of the Company’s Form 10QSB dated November 7, 2007

10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta Oil & Gas, Inc., effective May 25, 2009	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated June 30, 2009

10.3	Letter Agreement by and between Ranken Energy Corporation and Delta Oil & Gas, Inc. relating to 2009-1 Drilling Program	Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q dated June 30, 2009

10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2009

10.5	Letter Agreement by and between Delta Oil & Gas, Inc. and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2009

10.6*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and Warwick Management Services	Exhibit 10.1 of the Company’s Form 8-K filed March 9, 2010

10.7*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and Last Mountain Management Ltd.	Exhibit 10.2 of the Company’s Form 8-K filed March 9, 2010

10.8*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and CPG Consulting Ltd.	Exhibit 10.3 of the Company’s Form 8-K filed March 9, 2010

10.9*	Delta Oil & Gas, Inc. 2010 Incentive Compensation Plan	Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2010

10.10*	Delta Oil & Gas, Inc. 2013 Incentive Compensation Plan	Exhibit 10.1 of the Company’s Form 8-K filed March 6, 2013

10.11	Exploration Agreement by and between Barry Lasker and Delta Oil & Gas, Inc., dated March 27, 2009	Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2009

10.12	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta Oil & Gas, Inc. and Hillcrest Resources, Ltd.	Exhibit 10.13 of the Company’s Form 10-K for the year ended December 31, 2009

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.13	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2010.

10.14	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2010

10.15	Farm-out Agreement, dated as of September 7, 2012, between Delta Oil & Gas, Inc. and MPG King City Project, L.P.	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2012

14.1	Code of Ethics and Conduct	Exhibit 10.1 of the Company’s Form 10-KSB filed on April 19, 2004

21.1	Subsidiaries of Delta Oil & Gas, Inc.		X

23.1	Consent of Harper & Associates, Inc.		X

23.2	Consent of Ryder Scott Company, L.P.		X

23.3	Consent of Independent Registered Public Accounting Firm		X

31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Report of Harper & Associates, Inc., independent consulting engineers		X

99.2	Report of Ryder Scott Company, L.P., independent consulting engineers		X

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Extension Labels Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*     Denotes management plan or compensatory plan or arrangement.
**   IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.