Form 10-K/A
period 2012-12-31
DELTA OIL & GAS INC
filed 2013-04-03
CIK 1166847

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

Explanatory Note

The purpose of this Amendment No. 1 to Delta Oil & Gas, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 1, 2013, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the amendment to the report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April 2013.

DELTA OIL & GAS, INC.,
a Colorado corporation

By: /s/     Christopher Paton-Gay
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to the report on Form 10-K/A has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	April 3, 2013
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas N. Bolen	April 3, 2013
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	April 3, 2013
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2012 ANNUAL REPORT ON FORM 10-K/A

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3 of the Company’s Form SB-2 filed on February 13, 2002

3.2	Articles of Amendment to the Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated October 21, 2009.

3.3	By-laws of Delta Oil & Gas, Inc., as amended	Exhibit 3.4 of the Company’s Form 10-K for the year ended December 31, 2009

10.1	Letter Agreement by and between Delta Oil & Gas, Inc. and Ranken Energy Corporation dated September 10, 2007	Exhibit 10.1 of the Company’s Form 10QSB dated November 7, 2007

10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta Oil & Gas, Inc., effective May 25, 2009	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated June 30, 2009

10.3	Letter Agreement by and between Ranken Energy Corporation and Delta Oil & Gas, Inc. relating to 2009-1 Drilling Program	Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q dated June 30, 2009

10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2009

10.5	Letter Agreement by and between Delta Oil & Gas, Inc. and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2009

10.6*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and Warwick Management Services	Exhibit 10.1 of the Company’s Form 8-K filed March 9, 2010

10.7*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and Last Mountain Management Ltd.	Exhibit 10.2 of the Company’s Form 8-K filed March 9, 2010

10.8*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and CPG Consulting Ltd.	Exhibit 10.3 of the Company’s Form 8-K filed March 9, 2010

10.9*	Delta Oil & Gas, Inc. 2010 Incentive Compensation Plan	Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2010

10.10*	Delta Oil & Gas, Inc. 2013 Incentive Compensation Plan	Exhibit 10.1 of the Company’s Form 8-K filed March 6, 2013

10.11	Exploration Agreement by and between Barry Lasker and Delta Oil & Gas, Inc., dated March 27, 2009	Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2009

10.12	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta Oil & Gas, Inc. and Hillcrest Resources, Ltd.	Exhibit 10.13 of the Company’s Form 10-K for the year ended December 31, 2009

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.13	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2010.

10.14	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2010

10.15	Farm-out Agreement, dated as of September 7, 2012, between Delta Oil & Gas, Inc. and MPG King City Project, L.P.	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2012

14.1	Code of Ethics and Conduct	Exhibit 10.1 of the Company’s Form 10-KSB filed on April 19, 2004

21.1	Subsidiaries of Delta Oil & Gas, Inc.		†

23.1	Consent of Harper & Associates, Inc.		†

23.2	Consent of Ryder Scott Company, L.P.		†

23.3	Consent of Independent Registered Public Accounting Firm		†

31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		†

31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		†

32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		†

32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		†

99.1	Report of Harper & Associates, Inc., independent consulting engineers		†

99.2	Report of Ryder Scott Company, L.P., independent consulting engineers		†

101.INS ±	XBRL Instance Document		X
101.SCH ±	XBRL Taxonomy Extension Schema Document		X
101.CAL ±	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF ±	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB ±	XBRL Extension Labels Linkbase Document		X
101.PRE ±	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Denotes management plan or compensatory plan or arrangement.
†	Filed as an exhibit to the original Form 10-K for the fiscal year ended December 31, 2012, filed April 1, 2013.
±
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.