Form 10-Q
period 2013-03-31
DELTA OIL & GAS INC
filed 2013-05-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to ____________

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
Non-accelerated filer     ☐                                                                                           Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2013
Common Stock, $0.001 par value	15,093,241

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2013 are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012;

F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$37,269	$35,507
Restricted cash	53	53
Accounts receivable	98,502	108,783
Prepaid expenses	660	1,026

	136,484	145,369

Natural Gas And Oil Properties
Proved property	1,406,783	1,103,877
Unproved property	156,714	517,299

	1,563,497	1,621,176

Property, Plant And Equipment (Net)	-	-

TOTAL ASSETS	$1,699,981	$1,766,545

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$33,011	$14,341
Project cost advanced received	12,547	12,547
Promissory note payable	19,686	20,102

	65,244	46,990
Long Term
Asset retirement obligation	28,958	28,115

TOTAL LIABILITIES	94,202	75,105

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
15,093,241 and 14,693,241 shares issued and
outstanding, respectively	15,093	14,693
Additional paid-in capital	7,558,172	7,487,946

Accumulative Other Comprehensive Income	140,553	141,738

Accumulated Deficit	(6,108,039)	(5,952,937)

TOTAL STOCKHOLDERS' EQUITY	1,605,779	1,691,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,699,981	$1,766,545

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Loss
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue

Natural gas and oil sales	$146,711	$126,718

	146,711	126,718
Costs And Expenses

Natural gas and oil operating costs	23,489	34,056
General and administrative	209,969	170,688
Accretion	843	497
Depreciation and depletion	67,086	25,766

	301,387	231,007

Net Operating Loss	(154,676)	(104,289)

Other Income And Expense
Interest income	14	36
Interest expense	(440)	-

	(426)	36

Net Loss Before Other Comprehensive Loss	$(155,102)	$(104,253)

Other Comprehensive Income/(Loss)

Foreign currency translation	(1,185)	1,825

Comprehensive Loss For The Periods	$(156,287)	$(102,428)

Basic And Diluted Loss Per Common Share

Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding

Basic	14,896,575	14,157,107
Diluted	14,896,575	14,157,107

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:

Net loss for the periods	$(155,102)	$(104,253)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	843	497
Depreciation and depletion	67,086	25,766
Stock-based compensation expense	35,626	41,574
Shares issued for services	27,000	-

Changes in operating assets and liabilities:
Accounts receivable	10,281	70,113
Accounts payable and accrued liabilities	18,670	(165,895)
Restricted cash	-	(17,911)
Project cost advance received	-	10,803
Due to related party	-	201
Prepaid expenses	366	(9,101)

Net Cash Generated/(Used) In Operating Activities	4,770	(148,206)

Cash Flows From Investing Activities:

Investment in natural gas and oil working interests	(9,407)	(81,597)

Net Cash Used In Investing Activities	(9,407)	(81,597)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares	8,000	-
Promissory note payable	(416)	-

Net Cash Generated in Financing Activities	7,584	-

Net Increase/(Decrease) In Cash And Cash Equivalents	2,947	(229,803)

Effect of Foreign Currency Adjustments on Cash	(1,185)	1,825

Cash And Cash Equivalents at Beginning of the Periods	35,507	258,228

Cash And Cash Equivalents at End of the Periods	$37,269	$30,250

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President, CFO and CEO as part of their	$27,000	$-
compensation package

Sales proceeds of natural gas and oil working interests included in accounts receivable	$-	30,793

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2013 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto.  The results of the operations for the three months ended March 31, 2013 are not indicative of the results that may be expected for the year.

2.            OPERATIONS

a)    Organization

Delta Oil & Gas, Inc. (“the Company”) was incorporated as a Colorado corporation on January 9, 2001.

The Company is an independent natural gas and oil company engaged in the exploration, development, and acquisition of natural gas and oil properties in the United States and Canada.  The Company’s entry into the natural gas and oil business began on February 8, 2001.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $6,108,039 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
March 31, 2013
(Stated in U.S. Dollars)

3.             SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  As at March 31, 2013 and 2012, the Company had no overproduced imbalances.

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
March 31, 2013
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

As the company is reporting net loss in both years, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Basic and Diluted earnings per share computation:
Loss from continuing operations and net loss	$(155,102)	$(104,253)
Weighted Average Basic shares outstanding	14,896,575	14,157,107
Basic and Diluted loss per share	$(0.01)	$(0.01)

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
March 31, 2013
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
March 31, 2013
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

4.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2012	Additions	Disposals	Transfer from unproved properties	Depletion for the period	March 31, 2013

USA properties	$1,103,877	$6,761	$-	$363,231	$(67,086)	$1,406,783

a)      Proved Properties – Descriptions

 Properties in U.S.A.

i.      Oklahoma, USA

2006-3 Drilling Program

In April 2007, the Company entered into the 2006-3 Drilling Program which will provide 12.5% Before Casing Point (“BCP”) working interest and After Casing Point (“ACP”) working interest of 10%.

The working interest of Plaster #1-1 was sold on April 2011, the net proceeds was $7,603.

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  At March 31, 2013, the total cost of the 2007-1 Drilling Program was $669,054.  The interests are located in Garvin County, Oklahoma.

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.7% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  At March 31, 2013, the total cost of the 2009-1 Drilling Program was $97,842.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into the 2009-3 Drilling Program for four wells which will provide a 6.25% working interest before casing point and 5.0% working interest after casing point.  At March 31, 2013, the total cost of the 2009-3 Drilling Program was $290,700.  The interests are located in Garvin County, Oklahoma.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

a)     Proved Properties – Descriptions (continued)

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010.  At March 31, 2013, the total cost of Joe Murray Farm #1-18 was $52,526.  The interests are located in Garvin County, Oklahoma.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing.  At March 31, 2013, the total cost of Donner #1 was $327,687.  During August 2011, the second exploration well, Donner#2, commenced production. At March 31, 2013, the total cost of Donner #2 was $504,645.

iv.    King City, California, USA

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

On September 2012, the Company received the amount of $300,000 for a 25% working interest in the SBV 2-32 well, which will revert to a 20% working interest after the Sunset penalty payout of 400% as a result of Sunset’s election not to pay its requisite portion of the completion costs related to the well.  The purchaser also received a 20% working interest in all additional wells drilled in the area of mutual interest and is subsequently responsible for 25% of the completion costs.

During March 2013, the property was abandoned and the cost of $363,231 was moved to the proven cost pool for depletion.

b)     Unproved Properties

Properties	December 31, 2012	Addition	Disposals	Transfer to proved properties	March 31, 2013

USA properties	$517,299	$2,646	$-	$(363,231)	$156,714

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2013, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

	Total	2013	2012	2011	2010 and Prior

Property acquisition costs and transfer to proved property pool	$(363,231)	(363,231)	-	-	-

Exploration and development	$519,945	2,646	(77,803)	406,335	188,767

Capitalized interest	$-	-			-

Total	$156,714	(360,585)	(77,803)	406,335	188,767

Properties in U.S.A.

i.     Texas Prospect, Texas, USA

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

  ii.  Premont Northwest Field, USA

On August 20, 2012, the Company acquired its 10% working interest in the Garcia #3 and the continuing development rights in the field with an agreement with Progas Energy Services LLC, a Texas Oil & Gas Company (“Progas”) to jointly develop, the field located in Jim Wells County, Texas, known as the Premont Northwest Field.  The Company acquired these interests through the issuance to Progas of 236,134 common shares valued at $35,420 and its pro-rata share of drilling costs, which amount $49,460.  The Company has also paid its pro-rata share of $42,000 for two re-completions.

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
March 31, 2013
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

6.             CURRENT LIABILITIES

The Company received $12,547 as of March 31, 2013 (December 31, 2012 - $12,547) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling future exploration wells.

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of March 31, 2013 and December 31, 2012, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful lives of the respective well.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in U.S. Dollars)

7.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the three months ended March 31, 2013 and year ended December 31, 2012:

	March 31 2013	December 31 2012

Balance, beginning of the year	$28,115	$16,567
Liabilities assumed	-	-
Revisions	-	9,560
Accretion expense	843	1,988
Balance, end of the year	$28,958	$28,115

8.            SHARE CAPITAL

i.     Common Stock

On February 22, 2012, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package for 201.

On August 20, 2012, the Company issued 236,134 common shares valued at $35,420 to Progas Energy Services, Inc. as payment of the drilling costs of the first well located in Jim Wells County, Texas.  The price per share was $0.15.

On February 6, 2013, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package for 2013.  The price per share was $0.09

On March 7, 2013, the Company issued 100,000 common shares pursuant to the exercise of 100,000 options at $0.08 per share for total proceeds of $8,000.

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2012 (December 31, 2011 - Nil).

ii.     Stock Options

On February 6, 2013, the Company granted 400,000 stock options with an exercise price of $0.085 per share to the Officers of the Company as part of their compensation package.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $ 35,626 for the period ended March 31, 2013 and $113,161 for the year ended December 31, 2012.  The changes in stock options are as follows:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in U.S. Dollars)

8.           SHARE CAPITAL (continued)

	Number	Weighted average exercise price

Balance outstanding, December 31, 2012	1,600,000	$0.119
Granted	400,000	0.085
Exercised	(100,000)	0.080
Expired	-	-
Balance outstanding, March 31, 2013	1,900,0000	$0.114

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	March 31, 2013	December 31, 2012

Risk-fee interest rate	0.84%	1.15%
Expected life of the option	5 years	5 years
Expected volatility	260%	228%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at March 31, 2013:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.135	600,000	2.80	600,000
$0.130	600,000	3.97	600,000
$0.080 $0.085	300,000 400,000	0.16 4.86	300,000 400,000

9.            RELATED PARTIES

During the period ended March 31, 2013, the Company paid $66,926 (March 31, 2012 - $67,426) for consulting fees and $11,431 (March 31, 2013 - $11,516) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Stated in U.S. Dollars)

9.            RELATED PARTIES (continued)

On February 6, 2013, the Company granted 400,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.085 for 5 years.  The price of the share on February 6, 2013 was $0.09.  The total cost of $35,626 was recorded in the compensation expense for options granted and was included in the general and administration expense.

On February 6, 2013, the Company granted 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the shares as of the grant date was $0.14.  The total cost of $42,000 was recorded in the compensation expense for shares granted and was included in the general and administration expense.

On July 23, 2012, the Company received a promissory note of CAD$20,000 from the officers of the Company.

	March 31 2013	December 31 2012

Unsecured loan CAD$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$19,686	$20,102

The promissory notes are payable on demand.  As of March 31, 2013, the accrued interest was $1,223.
10.           COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

11.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 31, 2013, we recognized $155,775 in revenue from the Joe Murray Farms well and $155,775 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

12.           SUBSEQUENT EVENT

On April 25, 2013, the Company appointed Christopher Tate as Director to serve until the Company’s next Annual General Meeting.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under “Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Net Revenue Distribution
	Before Payout	After Payout

Well #1	36%	20%
Well #2	32%	18%
Well #3	32%	18%

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

Well Name	Three months ended March 31, 2013	Three months ended March 31, 2012

Donner #1	$61,135	$58,913
Donner #2	$35,482	$8,883

The increase in revenue for Donner #1 was caused by an increase in commodity prices for oil.  The increase in revenues for Donner #2 was due to the well, being in production for the entire quarter as opposed to a partial quarter for the corresponding period.

Premont Northwest Field, USA

On August 20, 2012, the Company acquired its 10% working interest in the Garcia #3 and the continuing development rights in the field with an agreement with Progas Energy Services LLC, a Texas oil & gas company (“Progas”) to jointly develop the field located in Jim Wells County, Texas, known as the Premont Northwest Field.  The Company acquired these interests through the issuance to Progas of 236,134 common shares at an initial cost of $0.15 per share and its pro-rata share of drilling costs, which was $49,460.  The Company has also paid its pro-rata share of $42,000 for two re-completions.

The Company is evaluating the first three wells to determine the economic potential of the field.

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

We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  The first exploration well was drilled in November 2011 at a cost of $608,084.  The logs indicated potential pay zones and we completed a test well with a view toward full production if the tests indicate an economic potential, which cannot be assured.  During the quarter ended March 31, 2013, testing results indicated that there were no economic hydrocarbons, hence the well was abandoned.  Total costs of $363,231 were moved to the proven cost pool for depletion.

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

Well Name	Three months ended, March 31, 2013	Three months ended, March 31, 2012

Miss Gracie #1-18	$10,047	$16,857
Joe Murray Farms	$4,150	$12,780

The decrease in revenues for Miss Gracie #1-18 and Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.  Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the three months ended March 31, 2013 and March 31, 2012 reflects fifty percent (50%) of the total revenues  generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $155,775 in revenue from the Joe Murray Farms well and $155,775 is the amount as of March 31, 2013 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended March 31, 2013 was $2.241 (March 31, 2012: $2,485).

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended March 31, 2013 was $2,606 (March 31, 2012: $4,099), the decrease in revenue was caused by a reduction in production caused by a depletion in reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended March 31, 2013 was $18,632 (March 31, 2012: $10,440).  The increase in revenue for the three months was caused by an increase in production due to a work-over program that was completed in previous periods.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $12,423 for the three months ended March 31, 2013 (March 31, 2012: $5,139).  The increase in revenue is due to an increase in production caused by a work-over program completed in previous periods.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

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

For the Three Months Ended March 31, 2012 and 2011

Revenues

We generated total revenue of $146,711 for the three months ended March 31, 2013, an increase of 16% from revenues of $126,718 for the three months ended March 31, 2012.  The increase in revenues from natural gas and oil sales was due to an increase in production from the wells located in Texas and Oklahoma, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $301,387 for the three months ended March 31, 2013, a 30% increase from costs and expenses of $231,007 for three months ended March 31, 2012.  The significant increase in costs was primarily attributable to depletion and depreciation charges and stock based compensation costs.

 Other changes in our costs and expenses for the three months ended March 31, 2013, when compared the three months ended March 31, 2012, are described below:

•
Natural gas and oil operating costs for the three months ended March 31, 2013 decreased to $23,489 from $34,056 for the three months ended March 31, 2012, a decrease of 31%.  The decrease in natural gas and oil operating costs was caused by the reduction maintenance costs during the period when compared to the corresponding year.

•
General and administrative costs for the three months ended March 31, 2013 increased to $209,969 from $170,688 for the three months ended March 31, 2012, an increase of 23%.  The increase was primarily caused by an increase in stock based compensation of $62,626, when compared to the previous period in the corresponding year.  Legal and professional expenses increased to $19,933 for the three months ending Mach 31, 2013 compared to $6,009 for the three months ending March 31, 2012.  The increase was caused by the legal firm incurring additional time as a new member of the staff was introduced to the Company.

•
Depreciation and depletion costs for the three months ended March 31, 2013 increased to $67,086 from $25,766.  The increase was caused by the write-off of the costs associated with King City to the proved costs pool.  The costs associated with King City were written-off as it became apparent after extensive testing, that there would be no economic hydrocarbons recoverable from the project.  Under the Company’s accounting policy, costs related to unproved projects will be transferred to the proved cost pool for depletion.

Net Operating Loss

The net operating loss for the three months ended March 31, 2013 was $154,676, compared to a net operating loss of $104,289 for the three months ended March 31, 2012, due to the factors described above.

Other Income and Expense

We reported other net income of $14 for the three months ended March 31, 2013, as compared to other net income of $36 the three months ended March 31, 2012.  Other income was attributable to interest received on bank deposits.  We also reported other expense of $440 for the three months ended March 31, 2013 compared to $nil for the three months ended March 2012.  Other expense was interest charged on a promissory note.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended March 31, 2013 was $156,287, compared to a net loss of $102,428 for the three months ended March 31, 2012.

There are material events and uncertainties which could cause our reported financial information to not be indicative of future operating results or financial condition.  Our inability to successfully identify, execute or effectively integrate future acquisitions may negatively affect our results of operations.  The success of any acquisition depends on a number of factors beyond our control, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities.  Drilling for oil and natural gas may also involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting operating and other costs. In addition, wells that are profitable may not achieve our targeted rate of return.  Our ability to achieve our target results are also dependent upon the current and future market prices for crude oil and natural gas, costs associated with producing oil and natural gas and our ability to add reserves at an acceptable cost.  We do not operate the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our returns on capital in drilling or acquisition activities and our targeted production growth rate. As a result, our historical results may not be indicative of future operations.

Summary of Quarterly Results on a Non-GAAP basis

Set forth below is a summary of the Company’s financial results for the eight most recently completed quarters, removing non-cash items.  The following information is presented for informational purposes only; the net income/(loss) totals below do not match the Financial Statements due to the removal of non-cash items.

	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	Jun 30, 2011
	$	$	$	$	$	$	$	$
Revenue	146,711	153,699	127,517	121,057	126,718	190,158	219,471	405,068
Operating Costs	(301,387)	(213,943)	(256,800)	(306,444)	(231,007)	(278,931)	(217,855)	(323,601)
Non-cash items *	130,555	68,625	64,185	120,884	67,837	81,795	103,580	129,479
Net Operating Income/(loss)	(24,121)	8,381	(65,098)	(64,503)	(36,452)	(6,978)	105,196	210,946

*Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $136,484 and total current liabilities in the amount of $65,244.  As a result, we had working capital of $71,240 as of March 31, 2013, compared to working capital of $98,379.  The reduction in working capital is directly attributable to the net operating loss incurred for the three months ending March 31, 2013.

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we may require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2013.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common or preferred stock.  We intend to seek additional funding in the form of equity financing from the sale of our common or preferred stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common preferred stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities generated $4,770 in cash for the three months March 31, 2013, compared to $148,206 cash used in operating activities for the three months March 31, 2012.  Our positive cash flow for the three months ending March 31, 2013 was caused by an increase in accounts receivable/payable.  Our accounts payable as of March 31, 2013 increased to $65,244, an increase of $18,254 from $46,990 as of December 31, 2012.

Cash Used in Investing Activities

Cash flows used in investing activities for the three months March 31, 2013 was $9,407, compared to $81,597 cash used in investing activities for the three months March 31, 2012.  All cash used in investment activities during the three months March 31, 2013 and 2012 related to investments in natural gas and oil working interests.

Cash from Financing Activities

The Company received $8,000 from the exercise of stock options for the three months ending March 31, 2013, compared to $nil for the three months ended March 31, 2012.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a cumulative net loss of $6,108,039 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP.  For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, where management identified material weaknesses based on the size of our company and the fact that we have only one financial expert on our management team and no audit committee.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 31, 2013, we recognized $155,775 in revenue from the  Joe Murray Farms well and $155,775 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 1A.  Risk Factors.

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we issued to consultants in exchange for services rendered options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.085 exercisable for a period of 5 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Delta Oil & Gas, Inc.

Date:	May 10, 2013

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	May 10, 2013
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2013

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