Form 10-Q
period 2013-06-30
DELTA OIL & GAS INC
filed 2013-08-13
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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
Non-accelerated filer      ☐                                                                                          Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2013
Common Stock, $0.001 par value	15,193,241

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the six months ended June 30, 2013 are as follows:

F-1	Unaudited Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012;

F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)

Current
Cash and cash equivalents	$25,092	$35,507
Restricted cash	53	53
Accounts receivable	99,201	108,783
Franchise tax prepaid	-	-
Prepaid expenses	294	1,026
Advancement for oil and gas exploration costs	-	-

	124,640	145,369

Natural Gas And Oil Properties
Proved property	1,348,381	1,103,877
Unproved property	156,714	517,299

	1,505,095	1,621,176

Property, Plant And Equipment (Net)	-	-

TOTAL ASSETS	$1,629,735	$1,766,545

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$53,263	$14,341
Project cost advanced received	12,547	12,547
Promissory note payable	19,016	20,102
Due to related party	-	-

	84,826	46,990
Long Term
Asset retirement obligation	29,801	28,115

TOTAL LIABILITIES	114,627	75,105

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
15,193,241 and 14,693,241 shares issued and
outstanding, respectively	15,193	14,693
Additional paid-in capital	7,580,783	7,487,946

Accumulative Other Comprehensive Income	140,870	141,738

Accumulated Deficit	(6,221,738)	(5,952,937)

TOTAL STOCKHOLDERS' EQUITY	1,515,108	1,691,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,629,735	$1,766,545

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Loss
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue

Natural gas and oil sales	$145,173	$121,057	$291,884	$247,775
Gain on sale of natural gas and oil properties	-	-	-	-
Management fee	-	-	-	-

	145,173	121,057	291,884	247,775
Costs And Expenses

Natural gas and oil operating costs	27,041	40,049	50,530	74,105
General and administrative	169,666	232,091	379,635	402,779
Accretion	843	497	1,686	994
Depreciation and depletion	60,883	33,806	127,969	59,572
Impairment of natural gas and oil properties	-	-	-	-
Loss on sale of Investment	-	-	-	-

	258,433	306,443	559,820	537,450

Net Operating Loss	(113,260)	(185,386)	(267,936)	(289,675)

Other Income And Expense
Interest income	-	-	14	36
Interest expense	(439)	(282)	(879)	(282)

	(439)	(282)	(865)	(246)

Loss Before Income Taxes	(113,698)	(185,668)	(268,800)	(289,921)

Income taxes	-	-	-	-

Net Loss Before Other Comprehensive Loss	$(113,699)	$(185,668)	$(268,801)	$(289,921)

Other Comprehensive Income/(Loss)

Foreign currency translation	317	(1,560)	(868)	265

Comprehensive Loss For The Periods	$(113,382)	$(187,228)	$(269,669)	$(289,656)

Basic And Diluted Loss Per Common Share

Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding

Basic	15,158,077	14,450,514	15,028,048	14,303,811
Diluted	15,158,077	14,450,514	15,028,048	14,303,811

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:

Net loss for the periods	$(268,801)	$(289,921)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,686	994
Depreciation and depletion	127,969	59,572
Loss on sale of natural gas and oil properties	-	-
Stock-based compensation expense	51,837	86,155
Shares issued for services	25,500	42,000
Shares issued to CFO for services rendered	-	-
Gain on sale of natural gas and oil properties	-	-

Changes in operating assets and liabilities:
Accounts receivable	9,582	106,739
Accounts payable and accrued liabilities	38,922	(72,876)
Restricted cash	-	(4,631)
Project cost advance received	-	2,883
Due to related party	-	(45)
Franchise tax prepaid	-	-
Prepaid expenses	732	(16,644)

Net Cash Used In Operating Activities	(12,573)	(85,774)

Cash Flows From Investing Activities:

Purchase of other equipment	-	-
Sale proceeds of natural gas and oil working interests	-	-
Investment in natural gas and oil working interests	(11,888)	(139,539)

Net Cash Used In Investing Activities	(11,888)	(139,539)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares	16,000	-
Promissory note payable	(1,086)	-

Net Cash Generated in Financing Activities	14,914	-

Net Decrease In Cash And Cash Equivalents	(9,547)	(225,313)

Effect of Foreign Currency Adjustments on Cash	(868)	265

Cash And Cash Equivalents at Beginning of the Periods	35,507	258,228

Cash And Cash Equivalents at End of the Periods	$25,092	$33,180

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President, CFO and CEO as part of their	$25,500	$42,000
compensation package

Income taxes paid	$-	$-

Sales proceeds of natural gas and oil working interests included in accounts receivable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2013 included herein have been prepared  without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted  accounting principles have been condensed or omitted pursuant to such rules  and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2013 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $6,221,738 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
June 30, 2013
(Stated in U.S. Dollars)

3.            SIGNIFICANT ACCOUNTING POLICIES (continued)

f)     Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  As at June 30, 2013 and 2012, the Company had no overproduced imbalances.

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
June 30, 2013
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

As the company is reporting net loss in both years, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Basic and Diluted earnings per share computation:
Loss from continuing operations and net loss	$(268,801)	$(289,921)
Weighted Average Basic shares outstanding	15,028,048	14,303,811
Basic and Diluted loss per share	$(0.02)	$(0.02)

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
June 30, 2013
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
June 30, 2013
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

4.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2012	Additions	Disposals	Transfer from unproved properties	Depletion for the period	June 30, 2013

USA properties	$1,103,877	$9,242	$-	$363,231	$(127,969)	$1,348,381

a)    Proved Properties – Descriptions

Properties in U.S.A.

i.     Oklahoma, USA

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  At June 30, 2013, the total cost of the 2007-1 Drilling Program was $669,054.  The interests are located in Garvin County, Oklahoma.

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.7% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  At June 30, 2013, the total cost of the 2009-1 Drilling Program was $97,842.  The interests are located in Garvin County, Oklahoma.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into the 2009-3 Drilling Program for four wells which will provide a 6.25% working interest before casing point and 5.0% working interest after casing point.  At June 30, 2013, the total cost of the 2009-3 Drilling Program was $290,700.  The interests are located in Garvin County, Oklahoma.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)

4.            NATURAL GAS AND OIL PROPERTIES (continued)

a)    Proved Properties – Descriptions (continued)

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010.  At June 30, 2013, the total cost of Joe Murray Farm #1-18 was $52,526.  The interests are located in Garvin County, Oklahoma.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing.  At June 30, 2013, the total cost of Donner #1 was $327,687.  During August 2011, the second exploration well, Donner#2, commenced production. At June 30, 2013, the total cost of Donner #2 was $506,993.

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

b)    Unproved Properties

Properties	December 31, 2012	Addition	Disposals	Transfer to proved properties	June 30, 2013

USA properties	$517,299	$2,646	$-	$(363,231)	$156,714

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at June 30, 2013, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

 Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)

4.              NATURAL GAS AND OIL PROPERTIES (continued)

	Total	2013	2012	2011	2010

Property acquisition costs and transfer to proved property pool	$(363,231)	(363,231)	-	-	-

Exploration and development	$519,945	2,646	(77,803)	406,335	188,767

Capitalized interest	$-	-	-	-	-

Total	$156,714	(360,585)	(77,803)	406,335	188,767

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
June 30, 2013
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

6.             CURRENT LIABILITIES

The Company received $12,547 as of June 30, 2013 (December 31, 2012 - $12,547) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling future exploration wells.

7.             ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2013 and December 31, 2012, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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
June 30, 2013
(Stated in U.S. Dollars)

7.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the six months ended June 30, 2013 and year ended December 31, 2012:

	June 30, 2013	December 31, 2012

Balance, beginning of the year	$28,115	$16,567
Liabilities assumed	-	-
Revisions	-	9,560
Accretion expense	1,686	1,988
Balance, end of the period	$29,801	$28,115

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

On February 6, 2013, the Company granted 300,000 common shares to the Officers of the Company as part of their compensation package for 2013.  The price per share was $0.085.

On March 7, 2013, the Company issued 100,000 common shares pursuant to the exercise of 100,000 options at $0.08 per share for total proceeds of $8,000.

On May 2, 2013, the Company issued 100,000 common shares pursuant to the exercise of 100,000 options at $0.08 per share for total proceeds of $8,000.

Preferred Stock

The Company did not issue any preferred stock during the period ended June 30, 2013 (December 31, 2012 - Nil).

ii.    Stock Options

On February 6, 2013, the Company granted 400,000 stock options with an exercise price of $0.085 per share to the Officers of the Company as part of their compensation package.

On May 8, 2013, the Company granted 400,000 stock options with an exercise price of $0.05 per share to the directors and officers of the Company as part of their compensation package.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $ 51,837 for the period ended June 30, 2013 and $113,161 for the year ended December 31, 2012.  The changes in stock options are as follows:

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)

8.            SHARE CAPITAL (continued)

	Number	Weighted average exercise price

Balance outstanding, December 31, 2012	1,600,000	$0.119
Granted	400,000	0.085
Granted	400,000	0.050
Exercised	(200,000)	0.080
Expired	(200,000)	0.080
Balance outstanding, June 30, 2013	2,000,000	$0.107

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	June 30, 2013	December 31, 2012

Risk-fee interest rate	0.075 - 0.84%	1.15%
Expected life of the option	5 years	5 years
Expected volatility	260 - 278%	228%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at June 30, 2013:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.135	600,000	2.55	600,000
$0.130	600,000	3.72	600,000
$0.085	400,000	4.61	400,000
$0.050	400,000	4.67	400,000

9.             RELATED PARTIES

During the period ended June 30, 2013, the Company paid $132,874 (June 30, 2012 - $134,251) for consulting fees and $22,692 (June 30, 2012 - $22,928) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

On February 6, 2013, the Company granted 400,000 stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.085, and on May 8, 2013, the Company granted 400,000 (2012 – 600,000) stock options in consideration for services rendered to the directors and officers of the Company at a purchase price of $0.05 for 4.81 years (2012 - $0.13).  The total cost of $51,837 (2012 - $83,149) was recorded in the compensation expense for options granted and was included in the general and administration expense.

On February 6, 2013, the Company granted 300,000 shares of common stock in consideration for services rendered to Officers of the Company.  The price of the shares as of the grant date was $0.085.  The total cost of $25,500 was recorded in the compensation expense for shares granted and was included in the general and administration expense (2012 - $0.14 and $42,000).

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Stated in U.S. Dollars)

9.           RELATED PARTIES (continued)

On July 23, 2012, the Company received promissory note of CAD$20,000 from the officers of the Company.

	June 30, 2013	December 31, 2012

Unsecured loan CAD$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$19,016	$20,102

The promissory notes are payable on demand.  As of June 30, 2013, the accrued interest was $1,608 (CAD$1,692).

10.           COMMITMENT ANDCONTRACTUAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

11.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2013, we recognized $160,870 in cumulative revenue from the  Joe Murray Farms well and an additional $160,870 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Our current focus is on the exploration of our Core land portfolio comprised of working interests in acreage in Eastern Texas.

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

Well Name	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

Donner #1	$66,158	$62,940	$127,293	$124,699
Donner #2	$37,405	$7,649	$72,887	$16,962

The increase in revenue for Donner #1 was caused by an increase in commodity prices for oil.  The increase in revenues for Donner #2 was due to the well, being in production for the entire quarter as opposed to a partial quarter for the corresponding period in the prior year.

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

The first four wells in this field have shown oil stains in at least one zone per well.  The Company’s operator is awaiting an electric installation which will power the pumps so that testing of each well can begin.  The Company’s operator expects the installation of electrical power to occur within the next few months.

King City, California

On May 25, 2009, we entered into a farm-out agreement with Sunset Exploration (“Sunset”), a California corporation, to participate in the drilling and exploration of lands located in Monterey County, California.  The prospect area where the drilling and exploration will take place was comprised of approximately 10,000 acres.  We were obligated to pay 66.67% of the costs of the initial test well up to casing point, in order to earn a 40.0% working interest.  Thereafter, we were obligated to pay 40.0% of the costs of any future wells which we elect to participate in order to earn a 40.0% working interest.  We paid Sunset $100,000 as an advance towards the permitting and processing of lands and the costs of a gravity survey and a 2D seismic program.

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

Well Name	Three months ended, June 30, 2013	Three months ended June 30, 2012	Six months ended, June 30, 2013	Six months ended June 30, 2012

Miss Gracie #1-18	$4,104	$(1,964)	$14,151	$16,183
Joe Murray Farms	$5,125	$18,865	$9,275	$32,622

The decrease in revenues for Miss Gracie #1-18 and Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.  Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the six months ended June 30, 2013 and June 30, 2012 reflects fifty percent (50%) of the total revenues  generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $160,870 in revenue from the Joe Murray Farms well and $160,870 is the amount as of June 30, 2013 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and  Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the three months ended June 30, 2013 was $801 (June 30, 2012: $3,161).  Total revenue received from all wells for the six months ended June 30, 2013 was $3,042 (June 30, 2012: $5,646).  The reduction in revenue is due to a reduction in production from all wells resulting from a general decline in reserves.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the three months ended June 30, 2013 was $2,841 (June 30, 2012: $3,567), and for the six months ended June 30, 2013 $5,447 (June 30, 2012: $7,889)the decrease in revenue was caused by a reduction in production caused by a depletion in reserves.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the three months ended June 30, 2013 was $12,413 (June 30, 2012: $19,212).  The total revenue for the six months ended June 30, 2013 was $31,045. (June 30, 2012: $30,452).  The small decline in revenue for the three and six months was caused by a decrease in commodity prices which was partially offset by an increase in production due to a work-over program that was completed in previous periods.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $11,703for the three months ended June 30, 2013 (June 30, 2012: $7,791) and for the six months ended June 30, 2013 $24,126 (June 30, 2012: $13,323).  The increase in revenue is due to an increase in production caused by a work-over program completed in previous periods.  Our proportionate costs associated with the Hulsey #2-8 well amounted to $139,674, which was moved to the proved properties cost pool for depletion.

For the Three Months Ended June 30, 2013 and 2012

Revenues

We generated total revenue of $145,173 for the three months ended June 30, 2013, an increase of 20% from revenues of $121,057 for the three months ended June 30, 2012.  The increase in revenues from natural gas and oil sales was due to an increase in production from the wells located in Texas when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $258,433 for the three months ended June 30, 2013, a 16% increase from costs and expenses of $306,444 for three months ended June 30, 2012.  The decrease in costs was primarily attributable to general, administration and operating expenses.

 Other changes in our costs and expenses for the three months ended June 30, 2013, when compared the three months ended June 30, 2012, are described below:

•
Natural gas and oil operating costs for the three months ended June 30, 2013 decreased to $27,041 from $40,049 for the three months ended June 30, 2012, a decrease of 32%.  The decrease in natural gas and oil operating costs was caused by the reduction in maintenance costs during the period when compared to the corresponding year.

•
General and administrative costs for the three months ended June 30, 2013 decreased to $169,666 from $232,091 for the three months ended June 30, 2012, a decrease of 27%.  The decrease was primarily caused by a decrease in stock based compensation of $50,818, when compared to the previous period in the corresponding year.  Legal and professional expenses increased to $36,488 for the three months ending June 30, 2013 compared to $19,641 for the three months ending June 30, 2012.  The increase was caused by the legal firm incurring additional time as a new member of the staff was introduced to the Company and the increase costs associated with the Company’s annual general meeting.

•
Depreciation and depletion costs for the three months ended June 30, 2013 increased to $60,883 from $33,806 for the three months ended June 30, 2012.  The increase was caused by the write-off of the costs associated with King City to the proved costs pool.  The costs associated with King City were written-off as it became apparent after extensive testing, that there would be no economic hydrocarbons recoverable from the project.  Under the Company’s accounting policy, costs related to unproved projects will be transferred to the proved cost pool for depletion.

Net Operating Loss

The net operating loss for the three months ended June 30, 2013 was $113,260, compared to a net operating loss of $185,386 for the three months ended June 30, 2012, due to the factors described above.

Other Income and Expense

We reported other expense of $439 for the three months ended June 30, 2013 compared to $282 for the three months ended June 30, 2012.  Other expense was interest charged on a promissory note.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended June 30, 2013 was $113,382, compared to a net loss of $187,228 for the three months ended June 30, 2012.

For the Six Months Ended June 30, 2013 and 2012

Revenues

We generated total revenue of $291,884 for the six months ended June 30, 2013, an increase of 18% from revenues of $247,775 for the six months ended June 30, 2012.  The increase in revenues from natural gas and oil sales was due to an increase in production from the wells located in Texas when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $559,820 for the six months ended June 30, 2013, a 4% increase from costs and expenses of $537,450 for six months ended June 30, 2012.  The increase in costs was primarily attributable to depletion and depreciation charges.

 Other changes in our costs and expenses for the six months ended June 30, 2013, when compared the six months ended June 30, 2012, are described below:

•
Natural gas and oil operating costs for the six months ended June 30, 2013 decreased to $50,530 from $74,105 for the six months ended June 30, 2012, a decrease of 32%.  The decrease in natural gas and oil operating costs was caused by the reduction maintenance costs during the period when compared to the corresponding year.

•
General and administrative costs for the six months ended June 30, 2013 decreased to $379,635 from $402,779 for the six months ended June 30, 2012, a decrease of 6%.  The decrease was primarily caused by a decrease in stock based compensation of $50,818, when compared to the previous period in the corresponding year.  Legal and professional expenses increased to $56,371 for the six months ending June 30, 2013 compared to $25,650 for the six months ending June 30, 2012.  The increase was caused by the legal firm incurring additional time as a new member of the staff was introduced to the Company and an increase in costs associated with the Company’s annual general meeting.

•
Depreciation and depletion costs for the six months ended June 30, 2013 increased to $127,969 from $59,572 for the six months ended June 30, 2012.  The increase was caused by the write-off of the costs associated with King City to the proved costs pool.  The costs associated with King City were written-off as it became apparent after extensive testing, that there would be no economic hydrocarbons recoverable from the project.  Under the Company’s accounting policy, costs related to abandoned projects will be transferred to the proved cost pool for depletion.

Net Operating Loss

The net operating loss for the six months ended June 30, 2013 was $267,936, compared to a net operating loss of $289,675 for the six months ended June 30, 2012, due to the factors described above.

Other Income and Expense

We reported other net income of $14 for the six months ended June 30, 2013, as compared to other net income of $246 the six months ended June 30, 2012.  Other income was attributable to interest received on bank deposits.  We also reported other expense of $879 for the six months ended June 30, 2013 compared to $265for the six months ended June 30, 2012.  Other expense was interest charged on a promissory note.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the six months ended June 30, 2013 was $269,669, compared to a net loss of $289,656 for the six months ended June 30, 2012.

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

	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011
	$	$	$	$	$	$	$	$
Revenue	145,173	146,711	153,699	127,517	121,057	126,718	190,158	219,471
Operating Costs	(258,433)	(301,387)	(213,943)	(256,800)	(306,444)	(231,007)	(278,931)	(217,855)
Non-cash items *	74,751	130,555	68,625	64,185	120,884	67,837	81,795	103,580
Net Operating Income/(loss)	(38,509)	(24,121)	8,381	(65,098)	(64,503)	(36,452)	(6,978)	105,196

*  Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $124,640 and total current liabilities in the amount of $84,826.  As a result, we had working capital of $39,814 as of June 30, 2013, compared to working capital of $98,379 as at December 31, 2012.  The reduction in working capital is directly attributable to the net operating loss incurred for the six months ending June 30, 2013.

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

Cash Generated/(Used) in Operating Activities

Operating activities used $12,573 in cash for the six months June 30, 2013, compared to $85,774 cash used in operating activities for the six months June 30, 2012.  Our decrease in net  cash used for the six months June 30, 2013 was caused by a decrease in accounts receivable, increase in accounts payable, and an increase in the Company’s revenues.  Our accounts payable as of June 30, 2013 increased to $84,826, an increase of $37,836 from $46,990 as of December 31, 2012.

Cash Used in Investing Activities

Cash flows used in investing activities for the six months June 30, 2013 was $11,888, compared to $139,539 cash used in investing activities for the six months June 30, 2012.  All cash used in investment activities during the six months June 30, 2013 and 2012 related to investments in natural gas and oil working interests.

Cash from Financing Activities

The Company received $16,000 from the exercise of stock options for the six months June 30, 2013, compared to $nil for the six months June 30, 2012.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a cumulative net loss of $6,221,738 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2013, we recognized $160,870 in cumulative revenue from the  Joe Murray Farms well and an additional $160,870 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, we issued to consultants in exchange for services rendered options to purchase an aggregate of 800,000 shares of our common stock at an exercise prices between $0.05 and  $0.085 exercisable for a period of 5 years.  These options were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

Delta Oil & Gas, Inc.

Date:	August 13, 2013

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director

Date:	August 13, 2013
By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2013

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