Form 10-K
period 2013-12-31
DELTA OIL & GAS INC
filed 2014-04-11
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K
(Amendment No. ___)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to ___   ____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

As of June 28, 2013, the last trading day of the Company’s second fiscal quarter, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price of $0.04 was: $373,165.

The number of shares of our common stock outstanding as of March 28, 2014 was: 15,193,241.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to its 2013 annual stockholders’ meeting to be held on June 24, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K, which definitive proxy statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013. If the definitive proxy statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

FORM 10-K
DELTA OIL & GAS, INC.
DECEMBER 31, 2013

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “potential,” “continue,” and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our current focus is on the exploration of our Core land portfolio comprised of working interests in acreage in Eastern Texas, (described below).

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

Well Name	Year ended Dec 31, 2013	Year ended Dec 31, 2012

Donner #1	$243,614	$245,496

Donner #2	$120,097	$73,990

Revenue has essentially remained consistent with the prior year, with no appreciable change in production.  Any movement in revenue received was caused by a change in the price of oil.

The increase in revenue for Donner #2 was caused by an increase in natural gas prices when compared to fiscal 2012.  The well has not achieved Payout and hence the Net Revenue Distribution will remain at 36%.

On February 4, 2014, the Company participated in the drilling of Donner #4, which has been completed as a natural gas well.

On December 16, 2013 the Company obtained a loan, from an investment group, restricted for the further development of Texas properties in which they hold a participation agreement.  The loan is secured by an assignment of thirty percent of the revenues earned by the Company before payout and ten percent of revenues earned after payout from Donner 1 and Donner 2.  The funds are to be used exclusively for the development of Donner 4.  The loan carries an interest rate of ten percent on total proceeds of $255,000 with $155,000 received in 2013 and the balance received in January, 2014.

In conjunction with the loan, the lender was granted an option to purchase ten percent of the Company’s interest in Donner 1, 2 and 4 for $100,000.  The option was exercised in January, 2014.

Payout is defined as the point when lenders have received payments, net of operating expenses, from the lender’s interest in the assets totaling $255,000 with interest calculated on the outstanding balance, at the rate of 10% per annum, and paid on a monthly basis.

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

The first four wells in this field have shown oil stains in at least one zone per well.  The Company’s operator is awaiting an electric installation which will power the pumps so that testing of each well can begin.  The Company’s operator expects production to start in the first quarter of 2014.

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

We completed a gravity survey and 2D seismic program in 2010 and extensively reviewed the data provided from the program.  The first exploration well was drilled in November 2011 at a cost of $608,084.  The logs indicated potential pay zones and we completed a test well with a view toward full production if the tests indicate an economic potential.  During the quarter ended March 31, 2013, testing results indicated that there were no economic hydrocarbons, hence the well was abandoned.  Total costs of $363,231 were moved to the proven cost pool for depletion.  The Company has no further interest in the King City lands.

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

Well Name	Year ended Dec 31, 2013	Year ended Dec 31, 2012

Miss Gracie #1-18	$30,089	$54,298

Joe Murray Farms	$9,020	$43,429

On November 5, 2013, the Company sold its working interest in all wells in the 2009-3 drilling program except for Joe Murray Farms.  The decrease in revenues for Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year.   The reduced production was caused by a general decline in the wells’ reserves, however, the well has been reworked and production has increased subsequent to December 31, 2013.

Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the year ended December 31, 2013 and December 31, 2012 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $160,613 in revenue from the Joe Murray Farms well and $160,613 is the other fifty percent amount as of December 31, 2013 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

On October 1, 2013, the Company committed $50,000 of its escrow funds to the settlement provided that the balance of the Company’s escrow funds are returned to the Company upon achieving a settlements.

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

The first three wells in this drilling program referred to as Saddle #1-18, Saddle #2-18 and  Saddle #3-18 started to produce hydrocarbons during the quarter ending March 31, 2010.  Total revenue received from all three wells for the year ended December 31, 2013 was $3,995 (December 31, 2012: $7,912); the working interest in this drilling program was sold on November 5, 2013.

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

Drilling of the third well in this drilling program (the “River #1”) was completed during the three months ended September 30, 2008.  River #1 is currently in production and the total revenue received for the year ended December 31, 2013 was $7,724 (December 31, 2012: $15,808); all wells in this drilling program were sold on November 5, 2013.

Hulsey #1-8 started producing during the first quarter of 2008 and the total revenue received for the year ended December 31, 2013 was $38,290  (December 31, 2012: $51,976).  All wells in this drilling program were sold on November 5, 2013.

Hulsey #2-8 commenced production during the three months ended March 31, 2009 and produced $27,602 for the year ended December 31, 2013 (December 31, 2012: $28,349).  All wells in this drilling program were sold on November 5, 2013.

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

Total revenue received from the Plaster #1 and Dale #1 wells for the year ended December 31, 2013 was $nil (December 31, 2012: $nil).  All remaining wells in this drilling program were sold on November 5, 2013.

Market for Our Products and Services and Distribution Methods of Our Products and Services

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2013 or 2012.

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

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our oil and gas operations.  As of December 31, 2013, we engaged approximately 3 contractors that provided work to us on a recurring basis, which includes Messrs. Paton-Gay, Bolen and Sandher, our executive officers.

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

We suffered a net comprehensive loss of $1,211,814 for the year ended December 31, 2013 and $483,481 for the year ended December 31, 2012. These losses are the result of an inadequate revenue stream to compensate for our operating and overhead costs and the impairment of oil and gas properties. The volatility underlying the early stage nature of our business and our industry prevents us from accurately predicting future operating conditions and results, and we could continue to have losses. It is uncertain when, if ever, we will have significant operating income or cash flow from operations sufficient to sustain operations. If cash needs exceed available resources, additional capital may not be available through public or private equity or debt financings. If we are unable to arrange new financing on terms that are acceptable to us or generate sufficient revenue from our prospects, we will be unable to continue in our current form and our business will fail.

Because our auditor has raised substantial doubt about our ability to continue as a going concern, our business has a high risk of failure.

The audit report of Excelsis Accounting Group (f/k/a Mark Bailey & Company, Ltd.),  dated April 9, 2014 issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. The success of our business operations depends upon our ability to obtain additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. We plan to seek additional financing, as needed, through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with certainty the outcome of those efforts. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

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

In preparing our consolidated financial statements for fiscal 2013, our management identified material weaknesses in our internal control over financial reporting and our failure to remediate these material weaknesses could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  The material weaknesses identified by management as of December 31, 2013 was attributable to the size of the Company and the fact that we have only one financial expert on our management team and no audit committee. Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

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

Our reserve estimates generated for 2013 were compiled by Rosa Yvonne Scherz, P. Eng., independent consultant. In conducting their evaluations, the consultants evaluate our properties and independently develop proved reserve estimates.  There are numerous uncertainties and risks that are inherent in estimating quantities of oil and natural gas reserves and projecting future rates of production and timing of development expenditures as many factors are beyond our control. Many factors and assumptions are incorporated into these estimates including:

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

Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of review, discussion or implementation.  Through 2013, domestic legislative and regulatory efforts included proposed federal legislation and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the oil and natural gas.

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

We are required to evaluate, and furnish a report by our management on, our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2013.  If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

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

•	Third party reports. We are now required to file the report of any third party used to prepare or audit our reserves estimates.

We adopted the rules effective December 31, 2009, as required by the SEC.

Reported Reserves Table

The following table sets forth summary information regarding our estimated proved reserves at December 31, 2013, 2012 and 2011:

December 31,
	2013		2012		2011
	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)

Proved Producing & Non-Producing Reserves (1)	26,000	3,930	155,540	73,902	156,630	48,950

Present value of proved reserves (2)	366,992		4,739,991		2,589.824

Standardized measure of discounted future net cash flows (3)	336,507		3,833,734		2,390,024

(1)
Estimates of reserves as of year-end 2013, 2012 and 2011 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period of the applicable year, in accordance with revised guidelines of the SEC applicable to reserves estimates beginning with the year-end 2009. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(2)
Represents present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proven reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our reserve reports dated December 31, 2013, 2012 and 2011 is priced based on the 12-month un-weighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year. PV-10 is a non-GAAP measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.

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

The table below sets forth summary information regarding our estimated proved reserves.  All of our estimated proved reserves are located in the United States and attributable to our properties in Newton County, Texas  referenced above in "Item 1, Business."

		Reserves*
Reserve Category	Oil & NGL’s (Bbls)	Natural Gas (Mcf)	Total (BOE)

PROVED
Developed:	3,930	26,000	8,263
Undeveloped:	-	-	-
TOTAL PROVED at December 31, 2013	3,930	26,000	8,263

*      BOEs or McfGEs may be misleading, particularly if used in isolation. A BOE conversion ratio of 6 Mcf: 1 bbl (or an McfGE conversion ratio of 1 bbl:6 Mcf) is based on an energy equivalent conversion method primarily applicable at the burner tip and does not represent a value of equivalency at the wellhead.

The decrease in proved developed reserves from December 31, 2013 to December 31, 2012 was attributable to the disposal of the Company’s properties in Oklahoma, USA and a general decline in reserves due to nature of the geological properties around the reserve base.

The technologies used to establish the appropriate level of certainty for reserve estimates from properties included in the total reserves disclosed above consisted of seismic and geologic interpretations.

Proved Undeveloped Reserves

As of December 31, 2013, we had 43,340 BOE (Barrels of Oil Equivalent) of proved undeveloped reserves, or PUDs, as compared to 49,969 BOE of PUDs as of December 31, 2012.  The decrease in PUDs from December 31, 2012 to December 31, 2013 was attributable to the disposal of the Company’s Oklahoma properties.  All PUDs as of December 31, 2013 were located in the United States.  Each of these PUDs will be converted from undeveloped to developed as the wells begin production.  We anticipate that all of the PUDs will be developed within five years after first disclosure as proved undeveloped reserves.  During the year ended December 31, 2013, we expended $nil to convert proved undeveloped reserves into proved developed reserves.

We have established our drilling budget for fiscal 2014 and set forth below are the amounts we anticipate expending on each of the core properties, subject to having sufficient resources to expend on drilling activity which cannot be assured.  We have proposed to expend $300,000 for development drilling during 2014 at our Texas Prospect.

We have not proposed any other development drilling in 2014; however, depending on the success of the planned drilling activity previously noted, we may expand our drilling program during 2014.

Internal Controls Over Preparation of Proved Reserve Estimates

Our policies regarding internal controls over reserve estimates requires reserves to be in compliance with the SEC definitions and guidance and for reserves to be prepared by an independent third party reserve engineering firm under the supervision of our management. Our management provides to our third party reserves engineers reserves estimate preparation material such as property interests, production, current costs of operation and development, current prices for production, geoscience and engineering data, and other information. This information is reviewed by other members of management to ensure accuracy and completeness of the data prior to submission to our third party reserve engineering firm.  During 2013, we retained D. Braxton & Assoicates as independent third-party reserve engineers, to prepare our estimates of proved reserves in accordance with the COGE Handbook.  For more information about the evaluations performed by D. Braxton & Associates,  see copies of their respective reports filed as exhibits to this Form 10-K.

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

Reserves Reported to Other Agencies

We did not file any reports during the year ended December 31, 2013 with any federal authority or agency other than the SEC with respect to our estimates of oil and natural gas reserves.

Production

The table below sets forth summary information regarding production by final product for each country containing 15% or more of our proved reserves for the years ended December 31, 2013, 2012 and 2011.  The production in the United States is attributable to our properties in Newton County, Texas, Colusa County, California (for the 2011 period)  and Garvin and Murray counties in Oklahoma that comprise the 2007-1, 2009-1 and 2009-3 drilling programs referenced above in "Item 1, Business."

Production Data	Year Ended December 31
	2013	2012	2011

	USA	USA	USA
Production -
Oil (Bbls)	3,442	4,424	8,228
Gas (Mcf)	34,940	25,399	108,978
Average Sales Price -
Oil (Bbls)	$104.61	$99.00	$96.00
Gas (Mcf)	$3.41	$3.00	$4.01
Average Production Costs
Oil (Bbls)	$8.65	$9.00	$8.00
Gas (Mcf)	$1.76	$1.00	$1.00

Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

The table below sets forth summary information regarding production by final product for each field that contains 15% or more of our total proved reserves expressed on a BOE basis for the years ended December 31, 2013, 2012 and 2011.

Production Data	Year Ended December 31
	2013		2012		2011
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Production -
Garvin & Murray County, Oklahoma, USA 1	1,031	3,001	1,958	5,533	4,435	6,959
Newton County, Texas, USA (Texas Prospect)	2,412	31,939	2.466	19,866	3,794	-
Colusa County, California, USA (Lonestar Prospect) 2	-	-	-	-	-	102,019

1	We disposed of our interests in the Oklahoma prospect during 2013.
2	We disposed of our interests in the Lonestar Prospect on December 1, 2011.

Productive Wells and Acreage

The following table shows our producing wells and acreage as of December 31, 2013:

	Producing Wells 3				Developed Acreage
	Oil		Gas
	Gross 1	Net 2	Gross 1	Net 2	Gross 1	Net 2

Garvin & Murray County, Oklahoma, USA 4	0	0	0	0	0	0

Newton County, Texas, USA (Texas Prospect)	2	0.68	0	0	155	105

USA TOTALS	2	0.68	0	0	155	105

1	A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
2
A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interest owned in gross wells or acres expressed as hole numbers and fractions thereof.

3	Productive wells are producing wells and wells capable of production.
4	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in “Item 1, Business” were disposed during 2013.

Undeveloped Acreage

The following table set forth undeveloped acreage as of December 31, 2013:

	Undeveloped Acreage 1 as of December 31, 2013
	Gross	Net

Garvin & Murray County, Oklahoma, USA 2	0	0

Newton County, Texas, USA (Texas Prospect)	209	75

USA TOTALS	209	75

1
"Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

2	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in “Item 1, Business” were sold during 2013.

Drilling Activity

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
Garvin Murray Counties, Oklahoma, USA 3
2013	0	0	0	0
2012	0	0	0	0
2011	0	0	0	0
Newton County, Texas, USA (Texas Prospect)
2013	0	0	0	0
2012	0	0	0	0
2011	0	0	0	0
Colusa County, California, USA (Lonestar Prospect) 4
2013	0	0	0	0
2012	0	0	0	0
2011	0.25	0	0	0
King City, California, USA
2013	0	0	0	0
2012	0.20	0	0	0
2011	0	0	0	0

The table below sets forth summary information regarding our drilling activity for the last three years for the country in which we engaged in drilling activity for the years ended December 31, 2013, 2012 and 2011.

Geographical Area	Net Exploratory Wells Drilled		Net Development Wells Drilled
	Productive 1	Dry 2	Productive 1	Dry 2
USA
2013	0	0	0	0
2012	0	0	0	0
2011	0	0	0.32	0

1
 A productive well is an exploratory or development well that is not a dry well.  Although a well may be classified as productive upon completion, future changes in oil and gas prices, operating costs and production may result in the well becoming uneconomical.

2	A dry well (hole) is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
3	Our properties in Garvin and Murray counties in Oklahoma consist of the 2006-3, 2007-1, 2009-1 and 2009-3 drilling programs referenced above in “Item 1, Business”, which were sold during 2013.
4	We disposed of our interests in the Lonestar Prospect on December 1, 2011.

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

Fiscal Year Ended December 31, 2013

Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2013	$0.09	$0.03
June 30, 2013	$0.08	$0.03
September 30, 2013	$0.07	$0.03
December 31, 2013	$0.04	$0.01

Fiscal Year Ended December 31, 2012

Fiscal Quarter Ended:	High Bid	Low Bid
March 31, 2012	$0.17	$0.06
June 30, 2012	$0.13	$0.05
September 30, 2012	$2.00	$0.08
December 31, 2012	$0.12	$0.01

Holders of Common Stock

As of March 31, 2014, we had approximately 40 shareholders of record of our common stock.   Several other shareholders hold shares in street name.

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

We also previously maintained the 2005 Stock Incentive Plan, which provided for the grant of stock options to our employees, officers, directors and consultants.  As of December 31, 2013, all of the shares reserved for issuance under the 2005 Stock Incentive Plan had been issued and expired; therefore, no grants under that plan remain outstanding.

We have registered the shares of our common stock issuable under each of the 2013 Incentive Compensation Plan, the 2010 Incentive Compensation Plan and the 2005 Stock Incentive Plan.

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2013.

Equity Compensation Plan as of December 31, 2013

Plan Category	A Number of securities to be issued upon exercise of outstanding options, warrants and rights	B Weighted-average exercise price of outstanding options, warrants and right	C Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	n/a	n/a	n/a

Equity compensation plans not approved by security holders (1)	600,000 600,000 400,000 400,000	$0.135 $0.13 $0.085 $0.05	1,600,000

Total	2,000,000	$0.119	1,600,000

(1)	All awards represented in this table were made under the 2010 & 2013 Incentive Compensation Plan.

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

For the Years Ended December 31, 2013 and 2012

Revenues

We generated total revenue of $485,047 for the year ended December 31, 2013, a decrease of approximately 8% from revenues of $528,991 for the year ended December 31, 2012.  During the year ended December 31, 2013, all of our revenue was attributable to natural gas and oil sales.  The decrease in revenue was due to the disposal in December 2013 of the properties in the Oklahoma Prospect, when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $1,694,775 for the year ended December 31, 2013, a 68% increase from costs and expenses of $1,008,194 for year ended December 31, 2012.

This increase in incurred costs and expenses is primarily attributable to the collective results of the following factors:

•
General and administrative costs for the year ended December 31, 2013 decreased to $599,966 from $691,999 for the year ended December 31, 2012, a decrease of 13%.  The decrease in general and administrative costs was caused by a decrease in stock based compensation expense attributable to the issuances of stock options and shares of common stock to management and consultants.  Stock based compensation expense for the year ended December 31, 2013 was $77,337 as compared to $155,161 for the year ended December 31, 2012.  Excluding stock-based compensation the general and administration costs for the year ended December 31, 2013 was $522,629 compared to $536,838 for the corresponding year.  A decrease of 2% was caused by a reduction in costs related to investor relation services, which were partially offset by an increase in costs relating to filing and transfer fees.

•
Legal and Professional fees for the year ended December 31, 2013 decreased to $63,555 from $68,401 for the year ended December 31, 2012, a decrease of 7%.  The decrease in professional fees was attributable to the Company cost reduction drive.

•
Consulting fees for the year ended December 31, 2013 increased to $282,285 from $270,189 for the year ended December 31, 2012, an increase of 4%.  The increase in consulting fees was attributable to an increase due to the addition of a director to the Board of Directors.

•
Natural gas and oil operating costs for the year ended December 31, 2013 decreased to $113,350 from $147,837 for the year ended December 31, 2012, a decrease of 23%. The decrease in natural gas and oil operating costs is attributable to a decrease in the revenue from producing wells for the year ended December 31, 2013, as compared to the year ended December 31, 2012, as well the disposal of the Oklahoma wells.

•
Depreciation and depletion expense for the year ended December 31, 2013 increased to $457,004 from $166,370 for the year ended December 31, 2012, an increase of 175%. The increase in depreciation and depletion expense is attributable to the reduction in reserves.  Depletion is calculated referencing total production to total reserves.

•
Impairment of natural gas and oil properties for the year ended December 31, 2013 is $521,082 (2012: $nil).  The impairment was caused by the disposal of the reserves in Oklahoma and the natural decline in reserves related to the Donner properties due to the surrounding geological base, and in particular the nature of water driven reservoirs of oil.

Net Operating Loss

The net operating loss for the year ended December 31, 2013 was $1,209,728, compared to a net operating loss of $479,203 for the year ended December 31, 2012.

Other Income and Expense

We reported other net income, generated from interest received, of $14 for the year ended December 31, 2013, as compared to other income of $36 in the year ended December 31, 2012.  The reported interest expense of $1,748 for the year ended December 31, 2013, compared to $1,087 for the year ended December 31, 2012.  The interest expense in 2013 & 2012 was due to the promissory note payable to the Directors of the Company.

Net Comprehensive Loss

As a result of the above factors, we reported for the year ended December 31, 2013 a net loss of $1,211,462.  After application of a comprehensive loss of $352 due to foreign currency translation, we reported a net comprehensive loss for the year ended December 31, 2013 was $1,211,814.  For the year ended December 31, 2012, we reported a net loss of $480,254 and $483,481 after offsetting comprehensive loss of $3,227 due to foreign currency translation.

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

	Dec 31, 2013	Sept 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	Jun 30, 2012	Mar 31, 2012
	$	$	$	$	$	$	$	$

Revenue	85,866	107,297	145,173	146,711	153,699	127,517	121,057	126,718
Operating Costs	(950,650)	(184,305)	(258,433)	(301,387)	(213,943)	(256,800)	(306,444)	(231,007)
Non-cash items *	801,278	52,213	74,751	130,555	68,625	64,185	120,884	67,837
Net Operating Income/(loss)	(63,506)	(24,795)	(38,509)	(24,121)	8,381	(65,098)	(64,503)	(36,452)

*  Non-cash items are those items that are related to stock-based compensation, depreciation and depletion, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $567,730, and total current liabilities in the amount of $472,942.  As a result, we had working capital of $94,788 as of December 31, 2013 (2012: $98,379).

The revenue we currently generate from natural gas and oil sales does not exceed our operating expenses.  Our management anticipates that the current cash on hand may not be sufficient to fund our continued operations at the current level for the next twelve months.  As such, we may require additional financing to fund our operations and proposed drilling activities for the year ended December 31, 2014.  We will also require additional funds to expand our acquisition, exploration and production of natural oil and gas properties.  We will require additional significant capital to fund the development of our existing proved undeveloped reserves and to effectively expand our operations through the acquisition and drilling of new prospects and to implement our overall business strategy.  We believe that debt financing will not be an alternative for funding as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations and acquisition of new prospects.  If we are unable to obtain additional financing, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.

Cash Generated/(Used) in Operating Activities

Operating activities used $195,637 in cash for the year ending December 31, 2013, compared to $229,350 in cash used in operating activities for the year ended December 31, 2012.  Our negative cash flow from operating activities for the year ending December 31, 2013 was caused by a reduction in our revenue, which resulted from a decrease in reserves and the disposal of the Oklahoma properties.

Cash Generated/(Used) in Investing Activities

Cash flows generated by investing activities for the year ended December 31, 2013 was $133,427, compared to $10,201 cash flows used by investing activities for the year ended December 31, 2012.  Our positive cash flow from investing activities for the year ended December 31, 2013 was primarily caused by sale proceeds on the sale of the Oklahoma properties of $165,000; these were partially offset by investments in natural gas and oil working interests of $31,573).  Our negative cash flow from investing activities for the year ended December 31, 2013 was primarily caused by investments in natural gas and oil working interests which were partially offset by sale proceeds of natural gas and oil working interests in the amount of $305,793.

Cash from Financing Activities

Cash flows generated from financing activities for the year ending December 31, 2013 were $169,702, compared to $20,057 for the year ended December 31, 2012.  During 2013, the Company secured a loan of $155,000 from external sources at an interest rate of 10% per annum until the loan is repaid.  The Company repaid a directors loan an aggregate of CDN$20,000 to the Company which incurred an interest rate of Bank of Montreal’s Prime Lending Rate plus 5.5% per annum subsequent to the balance sheet date.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $7,164,399 since inception.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  To achieve profitable operations, we may require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard; further if we are unable to obtain such funding, we may need to substantially revise our business plan or cease operations.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our accounting policies are disclosed in Note 2 of Notes to the Consolidated Financial Statements. During fiscal 2013, there were no material changes to these policies. Our more critical accounting policies are noted below:

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

Recent Accounting Pronouncements

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU  did not have a material impact on the financial statements.

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

ITEM 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria. This assessment was based on the size of our company and the fact that we have only one financial expert on our management team and no audit committee.   Although management believes that the material weakness set forth above has not had an effect on our financial statements, there can be no assurance that this will continue to be the case going forward.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.Other Information.

None.

PART III

ITEM 10.        Directors, Executive Officers and Corporate Governance.

The information required by Item 10 concerning directors, corporate governance and executive officers of the Company is incorporated herein by reference to the information set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings “Election of Directors” and “Corporate Governance”, respectively, which proxy statement we expect to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013 (the “Proxy Statement”).

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

The information required by Item 11 concerning compensation of directors is incorporated herein by reference to the information set forth in our Proxy Statement under the heading “Compensation of Directors for Year Ended December 31, 2013.”

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

ITEM 15.       Exhibits, Financial Statement Schedules.

(a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Delta Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Delta Oil & Gas, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. Delta Oil & Gas, Inc. management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Oil & Gas, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Excelsis Accounting Group
      Excelsis Accounting Group
      Reno, NV
      April 09, 2014

1495 Ridgeview Drive, Ste. 200, Reno, Nevada 89519
Tel: 775.332.4200 · Fax: 775.332.4210
www.excelsisaccounting.com

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	December 31,	December 31,
	2013	2012
ASSETS

Current
Cash and cash equivalents	$142,647	$35,507
Restricted cash	391,073	53
Accounts receivable	32,984	108,783
Prepaid expenses	1,026	1,026

	567,730	145,369

Natural Gas And Oil Properties
Proved property	347,318	1,103,877
Unproved property	160,738	517,299

	508,056	1,621,176

Property, Plant And Equipment (Net)	-	-

TOTAL ASSETS	$1,075,786	$1,766,545

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$56,587	$14,341
Project cost advanced received	242,551	12,547
Promissory note payable	18,804	20,102
Security loans	155,000	-

	472,942	46,990
Long Term
Asset retirement obligation	29,881	28,115

TOTAL LIABILITIES	502,823	75,105

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
15,193,241 and 14,693,241 shares issued and
outstanding, respectively	15,193	14,693
Additional paid-in capital	7,580,783	7,487,946

Accumulative Other Comprehensive Income	141,386	141,738

Accumulated Deficit	(7,164,399)	(5,952,937)

TOTAL STOCKHOLDERS' EQUITY	572,963	1,691,440

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,075,786	$1,766,545

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Loss
(Stated in U.S. Dollars)

	Year Ended
	December 31,
	2013	2012
Revenue

Natural gas and oil sales	$485,047	$528,991

	485,047	528,991
Costs And Expenses

Natural gas and oil operating costs	113,350	147,837
General and administrative	599,966	691,999
Accretion	3,373	1,988
Impairment of natural gas and oil properties	521,082	-
Depreciation and depletion	457,004	166,370

	1,694,775	1,008,194

Net Operating Loss	(1,209,728)	(479,203)

Other Income And Expense
Interest income	14	36
Interest expense	(1,748)	(1,087)

	(1,734)	(1,051)

Net Loss Before Other Comprehensive Loss	$(1,211,462)	$(480,254)

Other Comprehensive Income/(Loss)

Foreign currency translation	(352)	(3,227)

Comprehensive Loss For The Years	$(1,211,814)	$(483,481)

Basic And Diluted Loss Per Common Share

Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

Weighted Average Number Of Common Shares Outstanding

Basic	15,111,324	14,466,686
Diluted	15,111,324	14,466,686

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS INC.

Consolidated Statements Of Changes In Stockholders' Equity
For the years ended December 31, 2013 and 2012
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER			DURING THE	CUMULATIVE
	OF COMMON	PAR	ADDITIONAL	DEVELOPMENT	COMPREHENSIVE
	SHARES VALUE	VALUE	PAID-IN CAPITAL	STAGE	INCOME/(LOSS)	TOTAL

Balance, December 31, 2010	13,857,107	13,857	7,173,508	(5,406,237)	154,310	1,935,438

Shares issued to President, CEO & CFO as part of their compensation package at $0.14	300,000	300	41,700	-	-	42,000

Stock-based compensation	-	-	82,693	-	-	82,693

Cumulative translation adjustment	-	-	-	-	(9,345)	(9,345)

Net loss for the year	-	-	-	(66,446)	-	(66,446)

Balance, December 31, 2011	14,157,107	$14,157	$7,297,901	$(5,472,683)	$144,965	$1,984,340

Shares issued to President, CEO & CFO as part of their compensation package at $0.14	300,000	300	41,700	-	-	42,000

Shares issued for property	236,134	236	35,184	-	-	35,420

Stock-based compensation	-	-	113,161	-	-	113,161

Cumulative translation adjustment	-	-	-	-	(3,227)	(3,227)

Net loss for the year	-	-	-	(480,254)	-	(480,254)

Balance, December 31, 2012	14,693,241	$14,693	$7,487,946	$(5,952,937)	$141,738	$1,691,440

Shares issued to President, CEO & CFO as part of their compensation package at $0.085	300,000	300	25,200	-	-	25,500

Shares issued for cash pursuant to exercise of options	200,000	200	15,800	-	-	16,000

Stock-based compensation	-	-	51,837	-	-	51,837

Cumulative translation adjustment	-	-	-	-	(352)	(352)

Net loss for the year	-	-	-	(1,211,462)	-	(1,211,462)

Balance, December 31, 2013	15,193,241	$15,193	$7,580,783	$(7,164,399)	$141,386	$572,963

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)

	Year Ended
	December 31,
	2013	2012
Cash Flows From Operating Activities:

Net loss for the years	$(1,211,462)	$(480,254)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	3,373	1,988
Depreciation and depletion	457,004	166,370
Impairment of natural gas and oil properties	521,082	-
Stock-based compensation expense	51,837	113,161
Shares issued for services	25,500	42,000

Changes in operating assets and liabilities:
Accounts receivable	75,799	83,334
Accounts payable and accrued liabilities	42,246	(167,739)
Restricted cash	(391,020)	10,609
Project cost advance received	230,004	(6,195)
Due to related party	-	-
Prepaid expenses	-	7,376

Net Cash Used In Operating Activities	(195,637)	(229,350)

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	165,000	305,793
Investment in natural gas and oil working interests	(31,573)	(315,994)

Net Cash (Used)/Generated In Investing Activities	133,427	(10,201)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares	16,000	-
Promissory note payable	(1,298)	20,057
Loans payable	155,000	-

Net Cash Generated in Financing Activities	169,702	20,057

Net Incresase/(Decrease) In Cash And Cash Equivalents	107,492	(219,494)

Effect of Foreign Currency Adjustments on Cash	(352)	(3,227)

Cash And Cash Equivalents at Beginning of the Years	35,507	258,228

Cash And Cash Equivalents at End of the Years	$142,647	$35,507

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President, CFO and CEO as part of their	$25,500	$42,000
compensation package

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $7,164,399 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

2.            SIGNIFICANT ACCOUNTING POLICIES (continued)

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

b)    Natural Gas and Oil Properties

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

c)    Asset Retirement Obligations

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

d)    Oil and Gas Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

a)    Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  As at December 31, 2013 and 2012, the Company had no overproduced imbalances.

b)    Cash and Cash Equivalent

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

h)    Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the first, second, third and fourth well that is being drilled at this location.

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
December 31, 2013
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

As the company is reporting net loss in both years, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Basic and Diluted earnings per share computation:
Loss from continuing operations and net loss	$(1,211,462)	$(480,254)
Weighted Average Basic shares outstanding	15,111,324	14,466,686
Basic and Diluted loss per share	$(0.08)	$(0.03)

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

k)    Financial Instruments

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
December 31, 2013
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

3.            RECENT ACCOUNTING PRONOUNCEMENTS

On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI): (1) changes in AOCI balances by component, (2) significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU  did not have a material impact on the financial statements.

4.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2012	Additions	Disposals	Transfer from unproved properties	Depletion for the year	Impairment	December 31, 2013

USA properties	$1,103,877	$26,510	$(168,214)	$363,231	$(457,004)	$(521,082)	$347,318

a)    Proved Properties – Descriptions

Properties in U.S.A.

i.      Oklahoma, USA

2007-1 Drilling Program

In September 2007, the Company entered into the 2007-1 Drilling Program which will provide 25% Before Casing Point (“BCP”) working interest and 20% After Casing Point (“ACP”) working interest.  The interests are located in Garvin County, Oklahoma.  The working interest was sold on November 5, 2013.

2009-1 Drilling Program

On July 27, 2009, the Company entered into the 2009-1 Drilling Program for five wells which will provide 5.7% Before Casing Point (“BCP”) working interest and 5.00% After Casing Point (“ACP”) working interest.  The interests are located in Garvin County, Oklahoma.  The working interest was sold on November 5, 2013.

2009-3 Drilling Program - 4 Wells

On August 7, 2009, the Company entered into the 2009-3 Drilling Program for four wells which will provide a 6.25% working interest before casing point and 5.0% working interest after casing point.  The interests are located in Garvin County, Oklahoma.  The working interest was sold on November 5, 2013.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

4.             NATURAL GAS AND OIL PROPERTIES (continued)

a)     Proved Properties – Descriptions (continued)

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010.  At December 31, 2013, the total cost of Joe Murray Farm #1-18 was $63,244.  The interests are located in Garvin County, Oklahoma.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing.  At December 31, 2013, the total cost of Donner #1 was $327,687.  During August 2011, the second exploration well, Donner#2, commenced production. At December 31, 2013, the total cost of Donner #2 was $507,434.
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

b)     Unproved Properties

Properties	December 31, 2012	Addition	Disposals	Transfer to proved properties	December 31, 2013

USA properties	$517,299	$6,670	$-	$(363,231)	$160,738

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at December 31, 2013, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

4.       NATURAL GAS AND OIL PROPERTIES (continued)

	Total	2013	2012	2011	2010 & Prior

Property acquisition costs and transfer to proved property pool	(363,231)	(363,231)	-	-	-

Exploration and development	523,969	6,670	(77,803)	406,335	188,767

Capitalized interest	-	-	-	-	-

Total	160,738	(356,561)	(77,803)	406,335	188,767

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

The first exploration well, Donner #1, started producing in August 2010, Donner #2 started producing in August 2011, these two wells were moved to the proven cost pool for depletion.  The Company has costs of $33,857 relating to the Texas prospect that may be moved to proved properties once additional wells have been drilled.

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
December 31, 2013
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

b)    Credit Risk

A substantial portion of the Company’s accounts receivable is with joint venture partners in the oil and gas industry and is subject to normal industry credit risks.

c)     Foreign Operations Risk

The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

6.            CURRENT LIABILITIES

The Company received $242,551 as of December 31, 2013 (December 31, 2012 - $12,547) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling future exploration wells.

7.            SECURITY LOANS

On December 16, 2013 the Company obtained a loan, from an investment group, restricted for the further development of Texas properties in which they hold a participation agreement.  The loan is secured by an assignment of thirty percent of the revenues earned by the Company before payout and ten percent of revenues earned after payout from Donner 1 and Donner 2.  The funds are to be used exclusively for the development of Donner 4.  The loan carries an interest rate of ten percent on total proceeds of $255,000 with $155,000 received in 2013 and the balance received in January, 2014.

In conjunction with the loan, the lender was granted an option to purchase ten percent of the Company’s interest in Donner 1, 2 and 4 for $100,000.  The option was exercised in January, 2014.

Payout is defined as the point when lenders has received payments, net of operating expenses, from the lender’s interest in the assets totaling $255,000 with interest calculated on the outstanding balance, at the rate of 10% per annum, and paid on a monthly basis.

8.           INCOME TAXES PAYABLE

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

8.             INCOME TAXES PAYABLE (continued)

The effective income tax rate for years ended December 31, 2013 and December 31, 2012 differs from the U.S. Federal statutory income tax rate due to the following:

	December 31,	December 31,
	2013	2012
US
Federal statutory income tax rate	35.00%	35.00%
State income taxes (average), net of federal benefit	-	-
Permanent Differences	(0.14%)	(0.21%)
Foreign Rate Difference	(14.66%)	(21.25%)
Valuation allowance	(20.20%)	(13.54%)
Net income tax provision (benefit)	-	-

Canada
Federal statutory income tax rate	15.00%	15.00%
Provincial income taxes	12.00%	12.00%
Valuation allowance	(27.00%)	(27.00%)
Net income tax provision (benefit)	-	-

The Company has a $6,288,483 (2012: $4,979,996) net operating loss carry forward that will begin to expire between 2017 and 2033.  Canadian loss carry forwards were $3,362,625 and $2,997,267  at December 31, 2013 and 2012 respectively

The cumulative components of the deferred tax assets and liabilities as of December 31, 2013 and as of December 31, 2012 are as follows:

	December 31,	December 31,
US	2013	2012

US Operating loss carry forward	$1,065,523	$703,074
US Capital Loss carry forward	407,869	407,869
Non-Qualified Stock Options	61,227	61,227
Canadian Operating loss carry forward	907,909	809,262
Resources pools Canada – available for expense	686,011	646,987
Resource Assets capitalized	426,094	401,856
Total	$3,554,633	$3,030,275

Valuation Allowance	$(3,483,553)	$(2,994,618)
Defferred Tax Assets (Net of Allowance)	71,079	35,658
Net deferred tax liabilities Accumulated Depletion	(71,079)	(35,658)

Total	(71,079)	(35,658)

Net Deferred asset/liabilities	$-	$-

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

9.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of December 31, 2013 and December 31, 2012, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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

The information below reflects the change in the asset retirement obligations during the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Balance, beginning of the year	$28,115	$16,567
Liabilities assumed	-	-
Revisions	(1,607)	9,560
Accretion expense	3,373	1,988
Balance, end of the year	$29,881	$28,115

10.           SHARE CAPITAL

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

10.          SHARE CAPITAL (continued)

Preferred Stock

The Company did not issue any preferred stock during the year ended December 31, 2013 (December 31, 2012 - Nil).

ii.    Stock Options

On February 6, 2013, the Company granted 400,000 stock options with an exercise price of $0.085 per share to the Officers of the Company as part of their compensation package.

On May 8, 2013, the Company granted 400,000 stock options with an exercise price of $0.05 per share to the Officers of the Company as part of their compensation package.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $ 51,837 for the year ended December 31, 2013 and $113,161 for the year ended December 31, 2012.  The changes in stock options are as follows:

	Number	Weighted average exercise price

Balance outstanding, December 31, 2012	1,600,000	$0.119
Granted	400,000	0.085
Granted	400,000	0.050
Exercised	(200,000)	0.080
Expired	(200,000)	0.080
Balance outstanding, December 31, 2013	2,000,000	$0.107

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	December 31, 2013	December 31, 2012

Risk-fee interest rate	0.075 - 0.84%	1.15%
Expected life of the option	5 years	5 years
Expected volatility	260 - 278%	228%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at December 31, 2013:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.135	600,000	2.05	600,000
$0.130	600,000	3.22	600,000
$0.085	400,000	4.10	400,000
$0.050	400,000	4.16	400,000

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

11.          RELATED PARTIES

During the year ended December 31, 2013, the Company paid $282,285 (December 31, 2012 - $270,189) for consulting fees and $44,774 (December 31, 2012 - $46,143) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

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

On July 23, 2012, the Company received promissory note of CAD$20,000 from the officers of the Company.

	December 31, 2013	December 31, 2012

Unsecured loan CAD$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$18,804	$20,102

The promissory notes are payable on demand.  As of December 31, 2013, the accrued interest was $2,443 (CAD$2,599).

12.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

13.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of December 31, 2013, we recognized $160,613 in revenue from the Joe Murray Farms well and $160,613 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

On October 1, 2013, the Company committed $50,000 of its escrow funds to the settlement provided that the balance of the Company’s escrow funds are returned to the Company upon achieving a settlement.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

14.         UNAUDITED OIL AND GAS RESERVE QUANTITIES

Costs Incurred

The following table sets forth certain information with respect to costs incurred in connection with our oil and gas producing activities during the year ended December 31, 2013, 2012, 2011, and 2010:

2010
	USA	Canada

Property acquisition costs
Proved	17,900	-
Unproved	(17,900)	-
Development costs
Exploratory costs	1,741,655	(180,681)
Oil and gas expenditures	1,741,655	(180,681)

2011
	USA	Canada

Property acquisition costs
Proved	-	-
Unproved	-	-
Development costs
Exploratory costs	919,131	-
Oil and gas expenditures	919,131	-

2012
	USA	Canada

Property acquisition costs
Proved	-	-
Unproved	-	-
Development costs	-	-
Exploratory costs	360,974	-
Oil and gas expenditures	360,974	-

2013
	USA	Canada

Property acquisition costs
Proved	-	-
Unproved	-	-
Development costs	31,573	-
Exploratory costs	-	-
Oil and gas expenditures	-	-

The following unaudited reserve estimates presented as of December 31, 2013 and 2012 were prepared by independent petroleum engineers.  There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures.  In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.  Accordingly, these estimates are expected to change as future information becomes available.

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

14.          UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

Unaudited net quantities of proved developed reserves of crude oil and natural gas (all located within United States) are as follows:

	Crude Oil	Natural Gas
Changes in proved reserves	(Bbls)	(MCF)
Estimated quantity, December 31, 2011	48,950	156,630
Revisions of previous estimate	29,376	24,209
Discoveries	-	-
Reserves sold to third party	-	-
Production	(4,424)	(25,399)
Estimated quantity, December 31, 2012	73,902	155,440
Revisions of previous estimate	(48,417)	(62,811)
Discoveries	-	-
Reserves sold to third party	(18,110)	(31,690)
Production	(3,445)	(34,939)
Estimated quantity, December 31, 2013	3,930	26,000

Proved Reserves at year end	Developed	Undeveloped	Total
Crude Oil (Bbls)
December 31, 2013	3,930	-	3,930
December 31, 2012	24,536	49,366	73,902

Gas (MCF)
December 31, 2013	26,000	-	26,000
December 31, 2012	151,820	3.620	155,440

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

Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Stated in U.S. Dollars)

14.         UNAUDITED OIL AND GAS RESERVE QUANTITIES (continued)

	December 31, 2013	December 31, 2012

Future Cash inflows	$463,521	$7,872,934
Future production costs	(96,529)	(1,529,471)
Future development costs	-	(858,700)
Future income tax expense	-	-
Future cash flows	366,992	5,484,763
10% annual discount for estimated timing of cash flows	(30,485)	(1,651,029)
Standardized measure of discounted future net cash	$336,507	$3,833,734

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows.

Standardized measure of discounted cash flows:	December 31, 2013	December 31 ,2012
Beginning of year	$3,833,734	$2,390,024
Sales and transfers of oil and gas produced, net production costs	(7,409,413)	2,729,448
Net changes in prices and production costs and other	1,432,942	71,391
Net changes due to discoveries	-	-
Changes in future development costs	858,700	(575,023)
Revisions of previous estimates	-	-
Other	-	-
Net change in income taxes	-	-
Accretion discount	1,620,544	(782,106)
Total change in standardized measure during the year	(3,497,227)	1,443,710
End of year	$336,507	$3,833,734

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April 2014.

DELTA OIL & GAS, INC.,
a Colorado corporation

By: /s/    Christopher Paton-Gay
Christopher Paton-Gay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Christopher Paton-Gay	April 11, 2014
Christopher Paton-Gay, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Douglas N. Bolen	April 11, 2014
Douglas N. Bolen, President and Director

/s/ Kulwant Sandher	April 11, 2014
Kulwant Sandher, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

DELTA OIL & GAS, INC.

EXHIBIT INDEX
TO
2013 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3 of the Company’s Form SB-2 filed on February 13, 2002

3.2	Articles of Amendment to the Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3.1 of the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2009.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Delta Oil & Gas, Inc.	Exhibit 3.1 of the Company’s Form 8-K dated October 21, 2009.

3.4	By-laws of Delta Oil & Gas, Inc., as amended	Exhibit 3.4 of the Company’s Form 10-K for the year ended December 31, 2009

10.1	Letter Agreement by and between Delta Oil & Gas, Inc. and Ranken Energy Corporation dated September 10, 2007	Exhibit 10.1 of the Company’s Form 10QSB dated November 7, 2007

10.2	Farmout Agreement by and between Sunset Exploration, Inc. and Delta Oil & Gas, Inc., effective May 25, 2009	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated June 30, 2009

10.3	Letter Agreement by and between Ranken Energy Corporation and Delta Oil & Gas, Inc. relating to 2009-1 Drilling Program	Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q dated June 30, 2009

10.4	Assignment of Oil, Gas, & Liquid Hydrocarbon Leases dated July 15, 2009, relating to the Texas Prospect	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2009

10.5	Letter Agreement by and between Delta Oil & Gas, Inc. and Ranken Energy Corporation dated August 7, 2009	Exhibit 10.2 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2009

10.6*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and Warwick Management Services	Exhibit 10.1 of the Company’s Form 8-K filed March 9, 2010

10.7*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and Last Mountain Management Ltd.	Exhibit 10.2 of the Company’s Form 8-K filed March 9, 2010

10.8*	Amended and Restated Consulting Agreement, dated as of March 8, 2010, by and between Delta Oil & Gas, Inc. and CPG Consulting Ltd.	Exhibit 10.3 of the Company’s Form 8-K filed March 9, 2010

10.9*	Delta Oil & Gas, Inc. 2010 Incentive Compensation Plan	Exhibit 10.1 of the Company’s Form 8-K filed March 12, 2010

10.10*	Delta Oil & Gas, Inc. 2013 Incentive Compensation Plan	Exhibit 10.1 of the Company’s Form 8-K filed March 6, 2013

10.11	Exploration Agreement by and between Barry Lasker and Delta Oil & Gas, Inc., dated March 27, 2009	Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2009

10.12	Assignment and Assumption Agreement, dated as of December 8, 2009, between Delta Oil & Gas, Inc. and Hillcrest Resources, Ltd.	Exhibit 10.13 of the Company’s Form 10-K for the year ended December 31, 2009

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.13	Purchase and Sale Agreement, dated as of July 1, 2010, between Delta Oil & Gas, Inc. and Petrex Energy Ltd.	Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2010.

10.14	Lonestar Prospect Exploration Agreement, dated September 1, 2010	Exhibit 10.9 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2010

10.15	Farm-out Agreement, dated as of September 7, 2012, between Delta Oil & Gas, Inc. and MPG King City Project, L.P.	Exhibit 10.1 of the Company’s Quarterly Report of Form 10-Q dated September 30, 2012

14.1	Code of Ethics and Conduct	Exhibit 10.1 of the Company’s Form 10-KSB filed on April 19, 2004

21.1	Subsidiaries of Delta Oil & Gas, Inc.		X

23.1	Consent of Rosa Yvonne Scherz P. Eng.		X

23.3	Consent of Independent Registered Public Accounting Firm		X

31.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certificate of Christopher Paton-Gay, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certificate of Kulwant Sandher, Chief Finance Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Report of Rosa Yvonne Scherz P. Eng., independent consulting engineers		X

101.INS †	XBRL Instance Document		X
101.SCH †	XBRL Taxonomy Extension Schema Document		X
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB †	XBRL Extension Labels Linkbase Document		X
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document		X

*     Denotes management plan or compensatory plan or arrangement.
†      In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.