Form 10-Q
period 2014-03-31
DELTA OIL & GAS INC
filed 2014-05-14
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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
Non-accelerated filer   ☐                                                                                           Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2014
Common Stock, $0.001 par value	15,193,241

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2014 are as follows:

F-1	Unaudited Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013 (audited);

F-2	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months and ended March 31, 2014 and 2013;

F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.

Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$138,989	$142,647
Restricted cash	158,148	391,073
Accounts receivable	31,621	32,984
Prepaid expenses	660	1,026

	329,418	567,730

Natural Gas And Oil Properties
Proved property	435,631	347,318
Unproved property	84,587	160,738

	520,218	508,056

Property, Plant And Equipment (Net)	-	-

TOTAL ASSETS	$849,636	$1,075,786

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$179,934	$56,587
Project cost advanced received	91,392	242,551
Promissory note payable	-	18,804
Security loans	211,154	155,000

	482,480	472,942
Long Term
Asset retirement obligation	30,778	29,881

TOTAL LIABILITIES	513,258	502,823

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
15,193,241 and 14,693,241 shares issued and
outstanding, respectively	15,193	15,193
Additional paid-in capital	7,580,783	7,580,783

Accumulative Other Comprehensive Income	137,556	141,386

Accumulated Deficit	(7,397,154)	(7,164,399)

TOTAL STOCKHOLDERS' EQUITY	336,378	572,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$849,636	$1,075,786

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Operations and Comprehensive Loss
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue

Natural gas and oil sales	$75,445	$146,711

	75,445	146,711
Costs And Expenses

Natural gas and oil operating costs	20,815	23,489
General and administrative	126,157	209,969
Accretion	897	843
Depreciation and depletion	155,446	67,086

	303,315	301,387

Net Operating Loss	(227,870)	(154,676)

Other Income And Expense
Interest income	-	14
Interest expense	(4,885)	(440)

	(4,885)	(426)

Net Loss Before Other Comprehensive Loss	$(232,755)	$(155,102)

Other Comprehensive Income/(Loss)

Foreign currency translation	(3,830)	(1,185)

Comprehensive Loss For The Peiods	$(236,585)	$(156,287)

Basic And Diluted Loss Per Common Share

Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted Average Number Of Common Shares Outstanding

Basic	15,193,241	14,896,575
Diluted	15,193,241	14,896,575

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.

Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:

Net loss for the periods	$(232,755)	$(155,102)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	897	843
Depreciation and depletion	155,446	67,086
Stock-based compensation expense	-	35,626
Shares issued for services	-	27,000

Changes in operating assets and liabilities:
Accounts receivable	1,363	10,281
Accounts payable and accrued liabilities	123,347	18,670
Restricted cash	232,925	-
Project cost advance received	(151,159)	-
Prepaid expenses	366	366

Net Cash Generated In Operating Activities	130,430	4,770

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	100,000	-
Investment in natural gas and oil working interests	(267,608)	(9,407)

Net Cash Used In Investing Activities	(167,608)	(9,407)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares	-	8,000
Promissory note payable	(18,804)	(416)
Loans payable	56,154	-

Net Cash Generated in Financing Activities	37,350	7,584

Net Incresase In Cash And Cash Equivalents	172	2,947

Effect of Foreign Currency Adjustments on Cash	(3,830)	(1,185)

Cash And Cash Equivalents at Beginning of the Periods	142,647	35,507

Cash And Cash Equivalents at End of the Periods	$138,989	$37,269

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President, CFO and CEO as part of their	$-	$25,500
compensation package

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2014 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto.  The results of the operations for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $7,397,154 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
March 31, 2014
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

f)        Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting have occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  As at March 31, 2014 and 2013, the Company had no overproduced imbalances.

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

h)    Restricted Cash

Restricted cash consists of funds deposited in a trust account for the Texas Prospect, which can only be used for drilling and completion costs associated with the first, second, third and fourth well that are being drilled at this location.

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
March 31, 2014
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

l)     Other Equipment

Computer equipment is stated at cost.  Provision for depreciation on computer equipment is calculated using the straight-line method over an estimated useful life of three years.

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

As the company is reporting net loss in both years, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013

Basic and Diluted earnings per share computation:
Loss from continuing operations and net loss	$(236,585)	$(155,102)
Weighted Average Basic shares outstanding	15,193,241	14,896,575
Basic and Diluted loss per share	$(0.02)	$(0.01)

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
March 31, 2014
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
March 31, 2014
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

5.           NATURAL GAS AND OIL PROPERTIES

a)   Proved Properties

Properties	December 31, 2013	Additions	Disposals	Transfer from unproved properties	Depletion for the period	March 31, 2014

USA properties	$347,318	$3,943	$(100,000)	$339,816	$(155,446)	$435,631

a)    Proved Properties – Descriptions

Properties in U.S.A.

i.     Oklahoma, USA

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010.  At March 31, 2014, the total cost of Joe Murray Farm #1-18 was $67,091.  The interests are located in Garvin County, Oklahoma.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing.  At March 31, 2014, the total cost of Donner #1 was $327,687.  During August 2011, the second exploration well, Donner#2, commenced production. At March 31, 2014, the total cost of Donner #2 was $507,530.

In March 2014, the third exploration well, Donner #4, commenced production and the cost of $297,522 was moved to the proved cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

5.           NATURAL GAS AND OIL PROPERTIES (continued)

a)  Proved Properties – Descriptions (continued)

ii.   Texas Prospect, Texas, USA (continued)

In conjunction with the secured loan (Note 8), the lender was granted an option to purchase ten percent after payout of the secured loan in and to the Company’s interest in Donner 1, 2 and 4.  On March 11, 2014, the option was exercised and $100,000 was received.

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

  iv.  Premont Northwest Field, USA

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

The well, Laughlin Kibby #1, commenced production October 2013.  The cost of $42,293 was moved to the proven cost pool for depletion.

b)    Unproved Properties

Properties	December 31, 2013	Addition	Disposals	Transfer to proved properties	March 31, 2014

USA properties	$160,738	$263,665	$-	$(339,816)	$84,587

c)     Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at March 31, 2014, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

5.           NATURAL GAS AND OIL PROPERTIES (continued)

Properties in U.S.A.

	Total	2014	2013	2012	2011	2010

Property acquisition costs and transfer to proved property pool	$(703,047)	(339,816)	(363,231)	-	-	-

Exploration and development	$787,634	263,665	6,670	(77,803)	406,335	188,767

Capitalized interest	-	-	-	-	-	-

Total	$84,587	(76,151)	(356,561)	(77,803)	406,335	188,767

6.            NATURAL GAS AND OIL EXPLORATION RISK

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

7.            CURRENT LIABILITIES

The Company received $91,392 as of March 31, 2014 (December 31, 2013 - $242,551) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling future exploration wells.

8.            SECURITY LOANS

On December 16, 2013 the Company obtained a loan, from an investment group, restricted for the further development of Texas properties in which they hold a participation agreement.  The loan is secured by an assignment of thirty percent of the revenues earned by the Company before payout of the loan and ten percent of revenues earned after payout of the loan from Donner 1 and Donner 2.  The funds are to be used exclusively for the development of Donner 4.  The loan carries an interest rate of ten percent on total proceeds of $221,667 with $155,000 received in 2013 and $66,667 received in February 2014 less payout.

The table below reflects the change in the security loans during the three months ended March 31, 2014 and year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Balance, beginning of the period	$155,000	$-
Loan received	66,667	155,000
Payout	(15,273)	-
Interest accrued	4,760	-
Balance, end of the period	$211,154	$155,000

Payout is defined as the point when buyers have received payments, net of operating expenses, from the buyer’s interest in the assets totaling $221,667 with interest calculated on the outstanding balance, at the rate of 10% per annum, and paid or accrued on a monthly basis.

9.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of March 31, 2014 and December 31, 2013, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

The Company amortizes the amount added to oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining useful life of the respective well.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

9.            ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the three months ended March 31, 2014 and year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Balance, beginning of the period	$29,881	$28,115
Liabilities assumed	-	-
Revisions	-	(1,607)
Accretion expense	897	3,373
Balance, end of the period	$30,778	$29,881

10.          SHARE CAPITAL

i.      Common Stock

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

Preferred Stock

The Company did not issue any preferred stock during the three month period ended March 31, 2014 (December 31, 2013 - Nil).

ii.     Stock Options

On February 6, 2013, the Company granted 400,000 stock options with an exercise price of $0.085 per share to the Officers of the Company as part of their compensation package.

On May 8, 2013, the Company granted 400,000 stock options with an exercise price of $0.05 per share to the Officers of the Company as part of their compensation package.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated using the Black-Scholes option pricing model.  Compensation expense was $ nil for the period ended March 31, 2014 and $51,837 for the year ended December 31, 2013.  The changes in stock options are as follows:

	Number	Weighted average exercise price

Balance outstanding, December 31, 2013	2,000,000	$0.107
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding, March 31, 2014	2,000,000	$0.107

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

10.           SHARE CAPITAL (continued)

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	March 31, 2014	December 31, 2013

Risk-fee interest rate	-	0.075 - 0.84%
Expected life of the option	-	5 years
Expected volatility	-	260 - 278%
Expected dividend yield	-	-

The following table summarized information about the stock options outstanding as at March 31, 2014:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.135	600,000	1.80	600,000
$0.130	600,000	2.97	600,000
$0.085	400,000	3.85	400,000
$0.050	400,000	3.91	400,000

11.          RELATED PARTIES

During the period ended March 31, 2014, the Company paid $68,898 (2013 - $66,926) for consulting fees and $10,443 (2013- $11,431) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

During the period ended March 31, 2014, the Company did not grant any stock options in consideration for services rendered to the directors and officers of the Company (2013 – 400,000 stock options).  The total cost of $nil (2013 - $35,626) was recorded in the compensation expense for options granted and was included in the general and administration expense.

During the period ended March 31, 2014, the Company did not grant any common stock in consideration for services rendered to Officers of the Company.  The total cost of $nil was recorded in the compensation expense for shares granted and was included in general and administration expense (2013 – 300,000 shares at $0.085 and $42,000).

On July 23, 2012, the Company received a promissory note of CAD$20,000 from the officers of the Company.

	March 31, 2014	December 31, 2013

Unsecured loan CAD$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$-	$18,804

On January 27, 2014, the promissory notes of CAD$20,000 and the accrued interest of CAD$2,737 was paid back to the Directors of the Company.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Stated in U.S. Dollars)

12.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

13.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 31, 2014, we recognized $161,829 in revenue from the Joe Murray Farms well and $161,829 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  We make available on our website under “Investors/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.deltaoilandgas.com.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Well Name	Three months ended March 31, 2014	Three months ended March 31, 2013

Donner #1	$52,938	$61,135
Donner #2	$13,266	$35,482
Donner #4	$1,481	Nil

The decrease in revenue for Donner #1 was caused by a reduction in production due to maintenance issues.  The decrease in revenues for Donner #2 was due reduction in the reserve life of the well. Donner #4 commenced production during March 2014.

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

The first four wells in this field have shown oil stains in at least one zone per well.  The Company’s first well, Laughlin Kibby #1, commenced production during the first quarter ended March 31, 2014.  The following represents the revenue from this drilling program;

Well Name	Three months ended March 31, 2014		Three months ended March 31, 2013

Kibby #1	$6,544	$	nil

The increase in revenue for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, was caused by the well not being in production during the corresponding period in the prior year.

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

Well Name		Three months ended March 31, 2014	Three months ended March 31, 2013

Miss Gracie #1-18	$	$nil	$10,047
Joe Murray Farms		$1,217	$4,150

The decrease in revenues for Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year caused by maintenance issues and reserve depletion.  The Company sold its working interest in Miss Gracie at the end of the last fiscal year.  Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the three months ended March, 2014 and March 31, 2013 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $161,829 in revenue from the Joe Murray Farms well and $161,829 is the amount as of March 31, 2014 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  During December 2013, the Company sold its working interests in the all of the Saddle wells.  Total revenue received from all three wells for the three months ended March 31, 2014 was $nil (March 31, 2013: $2,241).

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

During December 2013, the Company sold its working interests in River #1, Hulsey #1-8 and Hulsey #2-8, hence no revenue was produced for the three months ended March 31, 2014.  The following represents the revenues from this drilling program.

Well Name		Three months ended March 31, 2014	Three months ended March 31, 2013

River #1	$	nil	$2,606
Hulsey #1	$	nil	$18,632
Hulsey #2	$	nil	$12,423

For the Three Months Ended March 31, 2014 and 2013

Revenues

We generated total revenue of $75,445 for the three months ended March 31, 2014, a decrease of 48% from revenues of $146,711 for the three months ended March 31, 2013.  The decrease in revenues from natural gas and oil sales was due to the sale of wells located in Oklahoma due to maintenance when compared to the corresponding period last year.

Costs and Expenses

We incurred costs and expenses in the amount of $303,315 for the three months ended March 31, 2014, compared to costs and expenses of $154,676 for three months ended March 31, 2013.  The increase in costs was primarily attributable to depletion and depreciation expenses.

 Other changes in our costs and expenses for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, are described below:

•
Natural gas and oil operating costs for the three months ended March 31, 2014 decreased to $20,815 from $23,489 for the three months ended March 31, 2013, a decrease of 11%.  The decrease in natural gas and oil operating costs was caused by the sale of the wells in Oklahoma and the reduction in production during the period when compared to the corresponding year.

•
General and administrative costs for the three months ended March 31, 2014 decreased to $126,157 from $209,969 for the three months ended March 31, 2013, a decrease of 40%.  The decrease was primarily caused by a decrease in stock based compensation from $62,626 for the quarter ended March 31, 2103 to  $nil for the quarter ended March 31, 2014, since no stock options were issued during the period.  Legal and professional expenses decreased by $19,848 for the three months ending March 31, 2014 when compared to the corresponding year.  Finally, investor relations expense for the three months ending March 31, 2014 was $366 as compared to $6,366 for the three months ending March 31, 2013.  The reduction was caused by the company not embarking on investor relation activities for the three months ending March 31, 2014.

•
Depreciation and depletion costs for the three months ended March 31, 2014 increased significantly to $155,446 from $67,085 for the three months ended March 31, 2013.  The increase was caused by the reduction in reserves as evaluated by the third party reserve engineer and the transfer of abandoned projects to the proved property depletion pool.

Net Operating Loss

The net operating loss for the three months ended March 31, 2014 was $227,870, compared to a net operating loss of $154,676 for the three months ended March 31, 2013, due to the factors described above.

Other Income and Expense

We reported other expense of $4,885 for the three months ended March 31, 2014 compared to $440 for the three months ended March 31, 2013.  Other expense was interest charged on a secured loan as described in Note 8 in the financial statements for the three months ended March 31, 2013.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended March 31, 2014 was $236,585, compared to a comprehensive loss of $156,287 for the three months ended March 31, 2014.

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

	Mar 31, 2013	Dec 31, 2013	Sept 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	Jun 30, 2012
	$	$	$	$	$	$	$	$
Revenue	75,445	85,866	107,297	145,173	146,711	153,699	127,517	121,057
Operating Costs	(303,315)	(950,650)	(184,305)	(258,433)	(301,387)	(213,943)	(256,800)	(306,444)
Non-cash items *	156,343	801,278	52,213	74,751	130,555	68,625	64,185	120,884
Net Operating Income/(loss)	(71,527)	(63,506)	(24,795)	(38,509)	(24,121)	8,381	(65,098)	(64,503)

*Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $329,418 and total current liabilities in the amount of $482,480.  As a result, we had working capital deficit of $153,062 as of March 31, 2014, compared to working capital of $94,788 as at December 31, 2013.  The reduction in working capital is directly attributable to the net operating loss incurred for the three months ending March 31, 2014, and the secured loan of $211,154.

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

Cash Generated/(Used) in Operating Activities

Operating activities generated $130,430 an increase in cash for the three months ending March 31, 2014, compared to $4,770 cash generated in operating activities for the three months ending March 31, 2013.  Our increase in net cash generated for the three months ending March 31, 2014 was caused by an increase in accounts payable and increase in restricted cash, which was offset by a decrease in the Company’s revenues.  Our accounts payable as of March 31, 2014 increased to $179,934, an increase of $123,347 from $56,587 as of December 31, 2013.

Cash Generated in Investing Activities

Cash flows used in investing activities for the three months ending March 31, 2014 was $167,608, compared to $9,407 cash used in investing activities for the three months ending March 31, 2013.  All cash used in investment activities during the three months ending March 31, 2014 and 2013 related to investments in natural gas and oil working interests. The Company granted an option to purchase ten percent after payout of the secured loan in and to the Company’s interest in Donner 1, 2 and 4.  On March 11, 2014, the option was exercised and $100,000 was received.

Cash from Financing Activities

The Company received $56,154 as net loan proceeds as described in Note 8 of the financial statements for the quarter ended March 31, 2014 and paid a promissory note of $18,804 during the quarter ended March 31, 2014.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a cumulative net loss of $7,397,154 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (GAAP).  For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.  We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

(Not Applicable).

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.  This conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, where management identified material weaknesses based on the size of our company and the fact that we have only one financial expert on our management team and no audit committee.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of March 31, 2014, we recognized $161,829 in cumulative revenue from the Joe Murray Farms well and an additional $161,829 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

Item 1A.    Risk Factors.

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Delta Oil & Gas, Inc.

Date:	May 14, 2014

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director

Date:	May 14, 2014

By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2014

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