Form 10-Q
period 2014-06-30
DELTA OIL & GAS INC
filed 2014-08-13
CIK 1166847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________

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
Non-accelerated filer    ☐                                                                                           Smaller reporting company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2014

Common Stock, $0.001 par value	15,193,241

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q for the six months ended June 30, 2014 are as follows:

F-1	Unaudited Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013 (audited);

F-2	Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months and ended June 30, 2014 and 2013;

F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

DELTA OIL & GAS, INC.
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$43,681	$142,647
Restricted cash	9,047	391,073
Accounts receivable	57,693	32,984
Prepaid expenses	7,674	1,026

	118,095	567,730

Natural Gas And Oil Properties
Proved property	344,371	347,318
Unproved property	84,587	160,738

	428,958	508,056

Property, Plant And Equipment (Net)	-	-

TOTAL ASSETS	$547,053	$1,075,786

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current
Accounts payable and accrued liabilities	$62,244	$56,587
Project cost advanced received	9,633	242,551
Promissory note payable	-	18,804
Security loans	231,611	155,000

	303,488	472,942
Long Term
Asset retirement obligation	31,674	29,881

TOTAL LIABILITIES	335,162	502,823

STOCKHOLDERS' EQUITY

Share Capital
Preferred Shares, $0.001 par value; authorized 25,000,000;
none issued
Common Shares, $0.001 par value; authorized 100,000,000;
15,193,241 shares issued and
outstanding, respectively	15,193	15,193
Additional paid-in capital	7,580,783	7,580,783

Accumulative Other Comprehensive Income	140,238	141,386

Accumulated Deficit	(7,524,323)	(7,164,399)

TOTAL STOCKHOLDERS' EQUITY	211,891	572,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$547,053	$1,075,786

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
Consolidated Statements Of Operations and Comprehensive Loss
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue

Natural gas and oil sales	$144,305	$145,173	$219,750	$291,884

	144,305	145,173	219,750	291,884
Costs And Expenses

Natural gas and oil operating costs	27,534	27,041	48,349	50,530
General and administrative	112,531	169,666	238,688	379,635
Accretion	896	843	1,793	1,686
Depreciation and depletion	125,080	60,883	280,526	127,969

	266,041	258,433	569,356	559,820

Net Operating Loss	(121,736)	(113,260)	(349,606)	(267,936)

Other Income And Expense
Interest income	-	-	-	14
Interest expense	(5,433)	(439)	(10,318)	(879)

	(5,433)	(439)	(10,318)	(865)

Net Loss Before Other Comprehensive Loss	$(127,169)	$(113,699)	$(359,924)	$(268,801)

Other Comprehensive Income/(Loss)

Foreign currency translation	2,682	317	(1,148)	(868)

Comprehensive Loss For The Peiods	$(124,487)	$(113,382)	$(361,072)	$(269,669)

Basic And Diluted Loss Per Common Share

Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding

Basic	15,193,241	15,158,077	15,193,241	15,028,048
Diluted	15,193,241	15,158,077	15,193,241	15,028,048

The accompanying notes are an integral part of these consolidated financial statements

DELTA OIL & GAS, INC.
Consolidated Statements Of Cash Flows
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:

Net loss for the periods	$(359,924)	$(268,801)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion	1,793	1,686
Depreciation and depletion	280,526	127,969
Stock-based compensation expense	-	51,837
Shares issued for services	-	25,500
Changes in operating assets and liabilities:
Accounts receivable	(24,709)	9,582
Accounts payable and accrued liabilities	5,657	38,922
Restricted cash	382,026	-
Project cost advance received	(232,918)	-
Prepaid expenses	(6,648)	732

Net Cash Generated/(Used) In Operating Activities	45,803	(12,573)

Cash Flows From Investing Activities:

Sale proceeds of natural gas and oil working interests	100,000	-
Investment in natural gas and oil working interests	(301,428)	(11,888)

Net Cash Used In Investing Activities	(201,428)	(11,888)

Cash Flows From Financing Activities:

Proceeds from issuance of common shares	-	16,000
Payment on promissory note	(18,804)	(1,086)
Proceeds from security loan	76,611	-

Net Cash Generated in Financing Activities	57,807	14,914

Net Decrease In Cash And Cash Equivalents	(97,818)	(9,547)

Effect of Foreign Currency Adjustments on Cash	(1,148)	(868)

Cash And Cash Equivalents at Beginning of the Periods	142,647	35,507

Cash And Cash Equivalents at End of the Periods	$43,681	$25,092

Supplemental Disclosures of Non-Cash, Investing and Financing Activities

300,000 shares issued to the President, CFO and CEO as part of their	$-	$25,500
compensation package

The accompanying notes are an integral part of these consolidated financial statements

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Stated in U.S. Dollars)

1.            BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2014 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto.  The results of the operations for the six months ended June 30, 2014 are not indicative of the results that may be expected for the year.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $7,524,323 since inception.  To achieve profitable operations, the Company requires additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties and, if successful, to commence the sale of its projects under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

c)    Natural Gas and Oil Properties

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (“SEC”).  Accordingly, all costs associated with the acquisition of properties and exploration with the intent of finding proved oil and gas reserves contribute to the discovery of proved reserves, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized.  All general corporate costs are expensed as incurred.  In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.  Amortization of evaluated oil and gas properties is computed on the units of production method based on all proved reserves on a country-by-country basis.  The net capitalized costs of evaluated oil and gas properties (full cost ceiling limitation) are not to exceed their related estimated future net revenues from proved reserves discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, net of tax considerations.  These properties are included in the amortization pool immediately upon the determination that the well is dry.

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
June 30, 2014
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

f)    Revenue Recognition

Revenue from sales of crude oil, natural gas and refined petroleum products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customers.  Title transfers for crude oil, natural gas and bulk refined products generally occur at pipeline custody points or when a tanker lifting has occurred.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.  Gas imbalances occur when the Company’s actual sales differ from its entitlement under existing working interests.  The Company records a liability for gas imbalances when it has sold more than its working interest of gas production and the estimated remaining reserves make it doubtful that the partners can recoup their share of production from the field.  As at June 30, 2014 and 2013, the Company had no overproduced imbalances.

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
June 30, 2014
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

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or a discounted cash flow value is required.  Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Natural Gas and Oil Properties in Financial Statements.

m)	Income/Loss Per Share

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

As the company is reporting net loss in both years, the conversion of options for the calculation of diluted earnings per share would be considered anti-dilutive.  The table below presents the computation of basic and diluted earnings per share for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

Basic and Diluted earnings per share computation:
Loss from continuing operations and net loss	$(359,924)	$(268,801)
Weighted Average Basic shares outstanding	15,193,241	15,028,048
Basic and Diluted loss per share	$(0.02)	$(0.02)

n)	Income Taxes

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
June 30, 2014
(Stated in U.S. Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial instruments consist of cash and cash equivalent, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, project cost advance received, and security loan.

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
June 30, 2014
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

5.            NATURAL GAS AND OIL PROPERTIES

a)    Proved Properties

Properties	December 31, 2013	Additions	Disposals	Transfer from unproved properties	Depletion for the period	June 30, 2014

USA properties	$347,318	$37,763	$(100,000)	$339,816	$(280,526)	$344,371

a)      Proved Properties – Descriptions

Properties in U.S.A.

i.     Oklahoma, USA

Joe Murray Farm #1-18

Joe Murray Farm #1-18 started producing in August 2010.  At June 30, 2014, the total cost of Joe Murray Farm #1-18 was $67,091.  The interests are located in Garvin County, Oklahoma.

ii.    Texas Prospect, Texas, USA

On July 15, 2009, the Company successfully obtained the leases on certain lands in Texas, USA.  These leases will provide the Company with the ability to drill up to 3 exploration wells.  In December 2009, the Company desired to convey a sixty (60%) percent interest in the leases to Hillcrest Resources Ltd and received $111,424 in December 2009.

In August 2010, the first exploration well, Donner #1, started producing.  At June 30, 2014, the total cost of Donner #1 was $327,687.  During August 2011, the second exploration well, Donner#2, commenced production. At June 30, 2014, the total cost of Donner #2 was $507,806.

In March 2014, the third exploration well, Donner #4, commenced production and the cost of $331,067 was moved to the proved cost pool for depletion.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

b)     Unproved Properties

Properties	December 31, 2013	Addition	Disposals	Transfer to proved properties	June 30, 2014

USA properties	$160,738	$263,665	-	(339,816)	$84,587

c)    Costs not being amortized

The following table sets forth a summary of oil and gas property costs not being amortized at June 30, 2014, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized. The majority of the evaluation activities are expected to be completed within five to ten years.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Stated in U.S. Dollars)

5.           NATURAL GAS AND OIL PROPERTIES (continued)

Properties in U.S.A.

	Total	2014	2013	2012	2011	2010

Property acquisition costs and transfer to proved property pool	(703,047)	(339,816)	(363,231)	-	-	-

Exploration and development	787,634	263,665	6,670	(77,803)	406,335	188,767

Capitalized interest	-	-	-	-	-	-

Total	84,587	(76,151)	(356,561)	(77,803)	406,335	188,767

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

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Stated in U.S. Dollars)

7.          CURRENT LIABILITIES

The Company received $9,633 as of June 30, 2014 (December 31, 2013 - $242,551) from Hillcrest Resources Ltd., as its share in the Texas project.  The Company will expend these funds for drilling future exploration wells.

8.           SECURITY LOANS

On December 16, 2013 the Company obtained a loan, from an investment group, restricted for the further development of Texas properties in which they hold a participation agreement.  The loan is secured by an assignment of thirty percent of the revenues earned by the Company before payout of the loan and ten percent of revenues earned after payout of the loan from Donner 1, Donner 2 and Donner 4.  The funds are to be used exclusively for the development of Donner 4.  The loan carries an interest rate of ten percent on total proceeds of $221,667 with $155,000 received in 2013, $66,667 received in February 2014 and $41,533 received in May 2014 less payout.

The table below reflects the change in the security loans during the six months ended June 30, 2014 and year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Balance, beginning of the period	$155,000	$-
Loan received	108,200	155,000
Payout	(41,781)	-
Interest accrued	10,192	-
Balance, end of the period	$231,611	$155,000

Payout is defined as the point when buyers have received payments, net of operating expenses, from the buyer’s interest in the assets totaling $221,419 with interest calculated on the outstanding balance, at the rate of 10% per annum, and paid or accrued on a monthly basis.

9.            ASSET RETIREMENT OBLIGATIONS

The Company follows the Accounting for Asset Retirement Obligations Topic of the FASB Accounting standards Codification.  This addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It also requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred.  As of June 30, 2014 and December 31, 2013, the Company recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with Asset retirement Obligations of the FASB Accounting Standards Codification.  The liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production.  The Company amortizes the amount added to the oil and gas properties and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective well.  The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements.  The liability is a discounted liability using a credit-adjusted risk-free rate of 12%.

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
June 30, 2014
(Stated in U.S. Dollars)

9.             ASSET RETIREMENT OBLIGATIONS (continued)

The information below reflects the change in the asset retirement obligations during the six months ended June 30, 2014 and year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Balance, beginning of the period	$29,881	$28,115
Liabilities assumed	-	-
Revisions	-	(1,607)
Accretion expense	1,793	3,373
Balance, end of the period	$31,674	$29,881

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

Preferred Stock

The Company did not issue any preferred stock during the period ended June 30, 2014 (December 31, 2013 - Nil).

ii.     Stock Options

  On February 6, 2013, the Company granted 400,000 stock options with an exercise price of $0.085 per share to the Officers of the Company as part of their compensation package.

On May 8, 2013, the Company granted 400,000 stock options with an exercise price of $0.05 per share to the Officers of the Company as part of their compensation package.

Compensation expense related to incentive stock options granted is recorded at their fair value as calculated by the Black-Scholes option pricing model.  Compensation expense was $ nil for the period ended June 30, 2014 and $51,837 for the year ended December 31, 2013.  The changes in stock options are as follows:

	Number	Weighted average exercise price

Balance outstanding, December 31, 2013	2,000,000	$0.107
Granted	-	-
Exercised	-	-
Expired	-	-
Balance outstanding, June 30, 2014	2,000,000	$0.107

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Stated in U.S. Dollars)

10.           SHARE CAPITAL (continued)

The weighted average assumptions used in calculating the fair value of stock options granted and vested using the Black-Scholes option pricing model are as follows:

	June 30, 2014	December 31, 2013

Risk-fee interest rate	-	0.075 - 0.84%
Expected life of the option	-	5 years
Expected volatility	-	260 - 278%
Expected dividend yield	-	-

 The following table summarized information about the stock options outstanding as at June 30, 2014:

Options outstanding			Options exercisable
Exercise price	Number of shares	Remaining contractual life (years)	Number of shares

$0.135	600,000	1.55	600,000
$0.130	600,000	2.72	600,000
$0.085	400,000	3.61	400,000
$0.050	400,000	3.67	400,000

11.          RELATED PARTIES

During the period ended June 30, 2014, the Company paid $136,853 (2013 - $132,874) for consulting fees and $21,017 (2013- $22,692) for accounting services to Companies controlled by directors and officers of the Company.  Amounts paid to related parties are based on exchange amounts agreed upon by those related parties.

During the period ended June 30, 2014, the Company did not grant any stock options in consideration for services rendered to the directors and officers of the Company (2013 – 400,000 stock options).  The total cost of $nil (2013 - $51,837) was recorded in the compensation expense for options granted and was included in the general and administration expense.

During the period ended June 30, 2014, the Company did not grant any common stock in consideration for services rendered to Officers of the Company.  The total cost of $nil was recorded in the compensation expense for shares granted and was included in the general and administrative expense (2013 – 300,000 shares at $0.085 and $25,500).

On July 23, 2012, the Company executed a promissory note of CAD$20,000 in favor of the officers of the Company.

	June 30, 2014	December 31, 2013

Unsecured loan CAD$20,000, unconditionally promises to pay with accrued interest equal to the Bank of Montreal’s Prime Lending Rate plus 5.5% per annum.	$-	$18,804

On January 27, 2014, the promissory notes of CAD$20,000 and the accrued interest of CAD$2,737 was paid back to the Directors of the Company.

Delta Oil & Gas, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Stated in U.S. Dollars)

12.          COMMITMENT AND CONTRACTURAL OBLIGATIONS

The Company contracted with its executive officers to pay each of the executive officers CAD$90,000 per year and issue 100,000 common shares of the Company on the anniversary of the executive agreement.  The agreement automatically renews after one year for a further 12 months.

13.           CONTINGENCIES

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2014, we recognized $167,063 in revenue from the Joe Murray Farms well and $167,063 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Well Name	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Donner #1	$56,261	$66,158	$109,199	$127,293
Donner #2	$31,549	$37,405	$44,815	$72,887
Donner #4	$47,752	Nil	$49,233	Nil

The decrease in revenue for Donner #1 was caused by a reduction in production due to maintenance issues.  The decrease in revenues for Donner #2 was due reduction in the reserve life of the well.  Subsequent to the six months June 30, 2014, Donner #2 has become uneconomic to continue as a natural gas well due to water issues; therefore, the Company and its partners have decided to perforate an additional zone up dip from the natural gas producing zone.   Donner #4 commenced production during March 2014.

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

Well Name	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Kibby #1	$3,510	$nil	$10,054	$nil

The increase in revenue for the three and six  months ended June 30, 2014 when compared to the three and six months ended June 30, 2013, was caused by the well not being in production during the corresponding period in the prior year.

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

Well Name	Three months ended, June 30, 2014	Three months ended June 30, 2013	Six months ended, June 30, 2014	Six months ended June 30, 2013

Miss Gracie #1-18	$nil	$4,104	$nil	$14,151

Joe Murray Farms	$5,233	$5,125	$6,450	$9,275

The decrease in revenues for Joe Murray Farms was due to a reduction in production for the period as compared to the corresponding prior year caused by maintenance issues and reserve depletion.  The Company sold its working interest in Miss Gracie at the end of the last fiscal year.  Due to ongoing legal proceedings potentially impacting the Joe Murray Farms well, the revenue reported from the Joe Murray Farms well for the six months ending June 30, 2014 and June 30, 2013 reflects fifty percent (50%) of the total revenues generated from production and the remaining fifty percent (50%) is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.  We have recognized an aggregate of $167,063 in revenue from the Joe Murray Farms well and $167,063 is the amount as of June 30, 2014 that is being escrowed pending the outcome of these proceedings and has not been recognized as revenue.

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

We refer to the first three wells in this drilling program as Saddle #1-18, Saddle #2-18 and Saddle #3-18.  These wells started to produce hydrocarbons during the quarter ending March 31, 2010.  During December 2013, the Company sold its working interests in the all of the Saddle wells.  Total revenue received from all three wells for the three and six months ending June 30, 2014 was $nil (June 30, 2013: $3,044).

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

Well Name	Three months ended, June 30, 2014	Three months ended, June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2014

River #1	$nil	$2,841	$nil	$5,447
Hulsey #1	$nil	$12,413	$nil	$31,045
Hulsey #2	$nil	$11,703	$nil	$24,126

For the Three Months Ended June 30, 2014 and 2013

Revenues

We generated total revenue of $144,305 for the three months ended June 30, 2014, a slight decrease from revenues of $145,173 for the three months ended June 30, 2013.  The decrease in revenues from natural gas and oil sales was due to the sale of wells located in Oklahoma when compared to the corresponding period last year, which was offset by the addition of new production from the Texas prospect.

Costs and Expenses

We incurred costs and expenses in the amount of $266,041 for the three months ended June 30, 2014, compared to costs and expenses of $258,433 for three months ended June 30, 2013.  The increase in costs was primarily attributable to depletion and depreciation expenses.

 Other changes in our costs and expenses for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013, are described below:

•
Natural gas and oil operating costs for the three months ended June 30, 2014 remained the same at $27,534 from $27,041 for the three months ended June 30, 2013.  The Company sold its wells in Oklahoma resulting in the reduction in operating costs during the period when compared to the corresponding year, however this was offset by an increase in operating costs from the addition of new wells in the Texas prospect.

•
General and administrative costs for the three months ended June 30, 2014 decreased to $112,531 from $169,666 for the three months ended June 30, 2013, a decrease of 34%.  The decrease was primarily caused by a decrease in stock based compensation from $14,711 for the quarter ended June 30, 2013 to  $nil for the quarter ended June 30, 2014, since no stock options were issued during the period.  Legal and professional expenses decreased by $25,728 for the three months ending June 30, 2014 when compared to the corresponding year.  Finally, investor relations expense for the three months ending June 30, 2014 was $504 as compared to $9,816 for the three months ending June 30, 2013.  The reduction was caused by the company not embarking on investor relation activities for the three months ending June 30, 2014.

•
Depreciation and depletion costs for the three months ended June 30, 2014 increased significantly to $125,080 from $60,883 for the three months ended June 30, 2013.  The increase was caused by the reduction in reserves as evaluated by the third party reserve engineer and the transfer of abandoned projects to the proved property depletion pool.

Net Operating Loss

The net operating loss for the three months ended June 30, 2014 was $121,736, compared to a net operating loss of $113,260 for the three months ended June 30, 2013, due to the factors described above.

Other Income and Expense

We reported other expense of $5,433 for the three months ended June 30, 2014 compared to $439 for the three months ended June 30, 2013.  Other expense was interest charged on a secured loan as described in Note 8 in the financial statements for the six months ended June 30, 2014.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the three months ended June 30, 2014 was $124,487, compared to a comprehensive loss of $113,382 for the three months ended June 30, 2013.

For the Six Months Ended June 30, 2014 and 2013

Revenues

We generated total revenue of $219,750 for the six months ended June 30, 2014, a 25% decrease from revenues of $291,884 for the six months ended June 30, 2013.  The decrease in revenues from natural gas and oil sales was due to the sale of wells located in Oklahoma when compared to the corresponding period last year, which was offset by the addition of new production from the Texas prospect.

Costs and Expenses

We incurred costs and expenses in the amount of $569,356 for the six months ended June 30, 2014, compared to costs and expenses of $559,820 for six months ended June 30, 2013.  The increase in costs was primarily attributable to depletion and depreciation expenses.

 Other changes in our costs and expenses for the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, are described below:

•
Natural gas and oil operating costs for the six months ended June 30, 2014 remained the same at $48,349 from $50,350 for the six months ended June 30, 2013.  The Company sold its wells in Oklahoma resulting in the reduction in operating costs during the period when compared to the corresponding year, however this was offset by an increase in operating costs from the addition of new wells in the Texas prospect.

•
General and administrative costs for the six months ended June 30, 2014 decreased to $238,688 from $379,635 for the six months ended June 30, 2013, a decrease of 37%.  The decrease was primarily caused by a decrease in stock based compensation from $77,337 for the six ended June 30, 2013 to  $nil for the six ended June 30, 2014, since no stock options were issued during the period.  Legal and professional expenses decreased by $45,576 for the six months ending June 30, 2014 when compared to the corresponding year.  Finally, investor relations expense for the six months ending June 30, 2014 decreased by $15,312 when compared to the corresponding period in the previous year.  The reduction was caused by the company not embarking on investor relation activities for the three months ending June 30, 2014.

•
Depreciation and depletion costs for the six months ended June 30, 2014 increased significantly to $280,526 from $127,969 for the six months ended June 30, 2013.  The increase was caused by the reduction in reserves as evaluated by the third party reserve engineer and the transfer of abandoned projects to the proved property depletion pool.

Net Operating Loss

The net operating loss for the six months ended June 30, 2014 was $349,606, compared to a net operating loss of $267,936 for the six months ended June 30, 2013, due to the factors described above.

Other Income and Expense

We reported other expense of $10,318 for the six months ended June 30, 2014 compared to $879 for the six months ended June 30, 2013.  Other expense was interest charged on a secured loan as described in Note 8 in the financial statements for the six months ended June 30, 2014.

Comprehensive Loss for the period

As a result of the above, comprehensive loss for the six months ended June 30, 2014 was $361,072, compared to a comprehensive loss of $269,669 for the six months ended June 30, 2013.

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

	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012
	$	$	$	$	$	$	$	$
Revenue	144,305	75,445	85,866	107,297	145,173	146,711	153,699	127,517
Operating Costs	(266,041)	(303,315)	(950,650)	(184,305)	(258,433)	(301,387)	(213,943)	(256,800)
Non-cash items *	125,976	156,343	801,278	52,213	74,751	130,555	68,625	64,185
Net Operating Income/(loss)	4,240	(71,527)	(63,506)	(24,795)	(38,509)	(24,121)	8,381	(65,098)

*Non-cash items are those items that are related to stock based compensation, depletion and depreciation, impairment charges or losses on sale of investments and accretion costs.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $118,095 and total current liabilities in the amount of $303,488.  As a result, we had a working capital deficit of $185,393 as of June 30, 2014, compared to working capital of $94,788 as at December 31, 2013.  The reduction in working capital is directly attributable to the net operating loss incurred for the six months ending June 30, 2014, and the secured loan of $231,611.

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

Cash Generated/(Used) in Operating Activities

Operating activities generated a $45,803 increase in cash for the six months ending June 30, 2014, compared to $(12,573) cash used in operating activities for the six months ending June 30, 2013.  Our increase in net cash generated for the six months ending June 30, 2014 was caused by an increase in accounts payable and increase in restricted cash, which was offset by a decrease in the Company’s revenues.  Our accounts payable as of June 30, 2014 increased to $62,244, an increase of $5,657 from $56,587 as of December 31, 2013.

Cash Generated in Investing Activities

Cash flows used in investing activities for the six months ending June 30, 2014 was $201,428, compared to $11,888 cash used in investing activities for the six months ending June 30, 2013.  All cash used in investment activities during the six months ending June 30, 2014 and 2013 related to investments in natural gas and oil working interests. The Company granted an option to purchase ten percent after payout of the secured loan in and to the Company’s interest in Donner 1, 2 and 4.  On March 11, 2014, the option was exercised and $100,000 was received.

Cash from Financing Activities

The Company received $76,611as net loan proceeds as described in Note 8 of the financial statements for the six months ending June 30, 2014 and paid a promissory note of $18,804 during the six months ending June 30, 2014.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a cumulative net loss of $7,524,323 since inception.  To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity.  We believe that we will be able to obtain sufficient funding to meet our business objectives, including anticipated cash needs for working capital and are currently evaluating several financing options.  However, there can be no assurances offered in this regard.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ending June 30, 2014 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In September 2010, two lawsuits were filed in the District Court of Garvin County in the State of Oklahoma by Harold Hamm (“Hamm”) against certain defendants (“Defendants”) and consolidated together alleging, among other things, that Hamm owns an interest in two oil and gas leases in Garvin County and is entitled to a 50% participatory interest.  We were not named as a party in these legal proceedings, but Hamm’s allegations include that he is entitled to a 50% participatory interest in the Joe Murray Farms well drilled as part of the 2009-3 Drilling Program, in which we purchased a 6.25% working interest before casing point and 5.0% working interest after casing point.  The Defendants and the Company believe that there is no merit to Hamm’s allegations.  In connection with these proceedings, the Defendants were ordered in January 2011 to escrow fifty percent (50%) of the revenues generated within the subject area pending the outcome of these proceedings.  For this reason, fifty percent (50%) of the revenues we are entitled to that have been generated by production from the Joe Murray Farms well is being escrowed and there is no assurance that we will be able to recover these proceeds.  As of June 30, 2014, we recognized $167,063 in cumulative revenue from the Joe Murray Farms well and an additional $167,063 has not been recognized as revenue and is being escrowed pending the outcome of these proceedings.

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

Delta Oil & Gas, Inc.

Date:	August 12, 2014

By: /s/ Christopher Paton-Gay Christopher Paton-Gay Title: Chief Executive Officer and Director
Date:	August 12, 2014

By: /s/ Kulwant Sandher Kulwant Sandher Title: Chief Financial Officer and Director

DELTA OIL & GAS, INC.
(the “Registrant”)
(Commission File No. 000-52001)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Six Ended June 30, 2014

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Extension Labels Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

†      In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.